Form 10QSB
period 1996-09-30
REDWOOD FINANCIAL INC /MN/
filed 1996-11-13
CIK 942895

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                 ----------------------------------------------

                                   FORM 10-QSB

     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1996

     [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from             to
                                               -----------    ----------

                         Commission File Number 0-25884

                             REDWOOD FINANCIAL, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                                Minnesota                   41-1807233
----------------------------------------------------------------------------
 (State or other jurisdiction of incorporation     (IRS Employer Identification
             or organization)                                Number)

P.O. Box 317, 301 S. Washington St., Redwood Falls, Minnesota     56283-0317
-------------------------------------------------------------     ----------
               (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:   (507) 637-8730
                                                      --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                      [X]  Yes     [ ]    No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1996:

                 Class                                            Outstanding
                 -----                                            -----------
         Common stock, par value $0. 10 per share                 1,068,750

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

                                    CONTENTS

PART I - FINANCIAL INFORMATION

                                                                                                   Page

       Item 1:     Financial Statements

                   Consolidated Balance Sheets at September 30, 1996 and
                   June 30, 1996                                                                   3

                   Consolidated Statements of Earnings for the Three
                   Months ended September 30, 1996 and 1995                                        4

                   Consolidated Statement of Stockholders' Equity
                   for the Three Months ended September 30, 1996                                   5

                   Consolidated Statements of Cash Flows for the
                   Three Months ended September 30, 1996 and 1995                                  6

                   Notes to Consolidated Financial Statements                                    7-9

       Item 2:     Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                               10-16

PART II - OTHER INFORMATION

       Item 1:     Legal Proceedings                                                              17

       Item 2:     Changes in Securities                                                          17

       Item 3:     Defaults Upon Senior Securities                                                17

       Item 4:     Submission of Matters to a Vote of Security Holders                            17

       Item 5:     Other Information                                                              17

       Item 6:     Exhibits and Reports on Form 8-K                                               17

       Signatures                                                                                 18


                     REDWOOD FINANCIAL, INC., AND SUBSIDIARY

                         PART I - FINANCIAL INFORMATION

                          Item 1 - Financial Statements
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                    September 30,       June 30,
                    Assets                              1996               1996
--------------------------------------------------------------------------------

Cash                                                  $    15,250          15,345
Interest-bearing deposits with banks                    2,855,874       2,857,818
---------------------------------------------------------------------------------
            Cash and cash equivalents                   2,871,124       2,873,163
---------------------------------------------------------------------------------
Securities held to maturity:
     Mortgage-backed and related securities            15,392,311      15,805,305
     Investment securities                             14,689,567      15,288,913
---------------------------------------------------------------------------------
      Total securities held to maturity                30,081,878      31,094,218
---------------------------------------------------------------------------------
Loans receivable, net                                  17,229,712      16,513,727
Federal Home Loan Bank stock, at cost                     333,500         333,500
Accrued interest receivable                               404,850         553,856
Premises and equipment, net                                62,311          52,187
Other assets                                               74,900          93,992
---------------------------------------------------------------------------------
                 Total Assets                         $51,058,275      51,514,643
---------------------------------------------------------------------------------
     Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------
Deposits                                               37,410,421      38,042,529
Advance payments by borrowers for taxes and insurance      94,572          55,686
Accrued expenses and other liabilities                    392,989         259,392
---------------------------------------------------------------------------------
              Total Liabilities                        37,897,982      38,357,607
---------------------------------------------------------------------------------
Common stock ($.10 par value): Authorized and issued
     1,125,000 shares; outstanding 1,068,750 shares       112,500         112,500
Additional paid-in capital                              8,459,605       8,457,017
Retained earnings, subject to certain restrictions      6,080,544       6,118,091
Unearned employee stock ownership plan shares            (579,184)       (595,744)
Unearned management stock bonus plan shares              (371,766)       (393,422)
Treasury stock at cost; 56,250 shares                    (541,406)       (541,406)
---------------------------------------------------------------------------------
          Total Stockholders' Equity                   13,160,293      13,157,036
---------------------------------------------------------------------------------
  Total Liabilities and Stockholders' Equity          $51,058,275      51,514,643
---------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

                       Consolidated Statements of Earnings
                                   (Unaudited)

                                                             Three months
                                                          ended September 30,
                                                          -------------------
                                                           1996        1995
--------------------------------------------------------------------------------
Interest income:
    Loans receivable                                  $ 363,720         335,406
    Mortgage-backed and related securities              270,807         176,148
    Investment securities                               226,074         301,338
    Cash equivalents                                     49,160          59,907
--------------------------------------------------------------------------------
               Total interest income                    909,761         872,799

Interest expense on deposits                            507,196         473,995
--------------------------------------------------------------------------------
               Net interest income                      402,565         398,804

Provision for losses on loans                                 0               0
--------------------------------------------------------------------------------
               Net interest income after provision
                 for loan losses                        402,565         398,804

Noninterest income:
     Fees and service charges                            13,974           6,792
     Other                                                  959           8,776
--------------------------------------------------------------------------------
                Total noninterest income                 14,933          15,568

Noninterest expenses:
      Compensation and employee benefits                166,737         141,273
      Advertising                                         3,096           2,576
      Occupancy                                           7,603           6,846
      Federal deposit insurance premiums                 21,340          20,846
      Professional fees                                  35,983          19,255
      Deposit insurance fund assessment                 237,085               0
      Other                                              23,324          14,058
--------------------------------------------------------------------------------
                Total noninterest expense               495,168         204,854
--------------------------------------------------------------------------------
                Earnings (loss) before income taxe      (77,670)        209,518

Income tax (benefit) expense                            (40,123)         36,080
--------------------------------------------------------------------------------
                Net (loss) earnings             $       (37,547)        173,438
--------------------------------------------------------------------------------
Net (loss) earnings per common share            $         (0.04)           0.17
--------------------------------------------------------------------------------
Weighted average number of shares outstanding           995,317       1,043,287
--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)


                                                                      Unearned
                                                                        Shares       Unearned
                                                                       Employee     Management
                                            Additional                  Stock      Stock Bonus                     Total
                                  Common     Paid in     Retained     Ownership    Recognition     Treasury    Stockholders'
                                   Stock     Capital     Earnings        Plan          Plan         Stock          Equity
-----------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1996        $    112,500   8,457,017    6,118,091      (595,744)     (393,422)     (541,406)     13,157,036

 Net loss                                0           0      (37,547)            0             0             0         (37,547)

 Earned employee stock
  ownership plan shares                  0       2,588            0        16,560             0             0          19,148

 Earned management
  stock bonus plan shares                0           0            0             0        21,656             0          21,656
-----------------------------------------------------------------------------------------------------------------------------
Balance,  September 30, 1996  $    112,500   8,459,605    6,080,544      (579,184)     (371,766)     (541,406)     13,160,293
-----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

                     REDWOOD FINANCIAL, INC., AND SUBSIDIARY

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                            Three months
                                                                                         ended September 30,
                                                                                           1996         1995
----------------------------------------------------------------------------------------------------------------
Operating Activities:
   Net (loss) earnings                                                               $   (37,547)        173,438
   Adjustments to reconcile net earnings (loss) to net cash
      provided by operations
          Depreciation                                                                     4,576           4,100
          Amortization of premiums and discounts on investment
              securities, mortgage-backed and related securities
              and loans receivable, net                                                   (9,845)        (10,099)
          Decrease in other assets                                                        19,092          33,644
          Decrease (increase) in accrued interest receivable                             149,006         (14,623)
          Increase (decrease) in accrued interest payable                                320,011         302,385
          Amortization of unearned ESOP shares                                            16,560          16,560
          Earned ESOP shares priced above original cost                                    2,588           2,070
          Earned Management Stock Bonus Plan shares                                       21,656               0
          Increase (decrease) in accrued expenses and other liabilities                  133,597        (154,510)
----------------------------------------------------------------------------------------------------------------
                        Net cash provided by operating activities                       619,694         352,965

Investing Activities:
    Proceeds from maturities of investment securities held to maturity                   600,000               0
    Purchases of investment securities held to maturity                                        0      (2,487,720)
    Purchases of mortgage-backed and related securities held to maturity                       0      (2,891,340)
    Principal collected on mortgage-backed and related securities held to maturity       421,349         400,017
    Decrease (increase) in loans receivable,net                                         (715,149)       (113,868)
    Purchases of premises and equipment                                                  (14,700)              0
----------------------------------------------------------------------------------------------------------------
                        Net cash provided (used) by investing securities                 291,500      (5,092,911)

Financing Activities:
    Decrease in funds held for stock subscriptions                                             0     (13,127,630)
    Decrease in deferred stock conversion costs                                                0         439,015
    Net decrease in deposits                                                            (952,119)     (1,639,550)
    Increase in advance payments by borrowers for taxes an insurance                      38,886          33,762
    Proceeds from the sale of common stock                                                     0       8,549,361
    Adoption of ESOP                                                                           0        (661,984)
----------------------------------------------------------------------------------------------------------------
                        Net cash used by financing activities                           (913,233)     (6,407,026)
----------------------------------------------------------------------------------------------------------------
                        Increase(decrease) in cash and cash equivalents                   (2,039)    (11,146,972)


Cash and cash equivalents, beginning of period                                         2,873,163      14,092,665
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                              $2,871,124       2,945,693
----------------------------------------------------------------------------------------------------------------

Supplemental cash flow disclosures:
    Cash paid for interest                                                            $  187,185         171,610
    Cash paid for income taxes                                                            51,850          36,080


See accompanying notes to consolidated financial statements

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                               September 30, 1996
                                   (Unaudited)

(1)  Redwood Financial, Inc.

     Redwood Financial, Inc. (the Company) was incorporated under the laws of the State of Minnesota for the purpose of becoming the savings and loan holding company of Redwood Falls Federal Savings and Loan Association (the Association) in connection with the Association's conversion from a federally-chartered mutual savings and loan association to a federally-chartered stock savings and loan association, pursuant to its Plan of Conversion.

     The Company commenced a Subscription and Community Offering of its shares (the Offering) in connection with the conversion of the Association on May 22, 1995. The Offering was closed on June 22, 1995 and the conversion was completed July 7, 1995 (see note 5).

(2)  Basis of Presentation

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of earnings, consolidated statement of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statement of earning for the three months ended September 30, 1996 is not necessarily indicative of the results which may be expected for the entire year.

     The material contained herein is written with the presumption that the users of the interim financial statements have read or have access to the most recent Annual Report on Form 10- KSB of Redwood Financial, Inc., which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 1996 and for the year then ended.

                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

(3)    Earnings Per Share

       Earnings per share are based upon the weighted average number of common shares and common stock equivalents, if dilutive, outstanding during the period. The only common stock equivalents are stock options. The weighted average number of common stock equivalents is calculated using the treasury stock method.

(4)     Regulatory Capital Requirements

        At September 30, 1996, the Association met each of the three current minimum regulatory capital requirements. The following table summarizes the Association's regulatory capital position at September 30, 1996:

                                                        Amount      Percent (1)
           -------------------------------------------------------------------
                                                        (dollars in thousands)

            Tangible Capital:
               Actual                                  $ 10,017          20.86%
               Required                                     720           1.50
           -------------------------------------------------------------------
               Excess                                   $ 9,297          19.36%
           -------------------------------------------------------------------

           Core Capital:
               Actual                                   $10,017          20.86%
               Required                                   1,440           3.00
           -------------------------------------------------------------------
               Excess                                   $ 8,577          17.86%
           -------------------------------------------------------------------

           Risk-Based Capital:
               Actual                                   $10,194          70.98%
               Required                                   1,149           8.00
           -------------------------------------------------------------------
               Excess                                   $ 9,045          62.98%
           -------------------------------------------------------------------

           (1) Tangible and core capital levels are shown as a percentage of total adjusted assets; risk-based capital levels are shown as a percentage of risk-weighted assets.

                                                                    (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

(5)    Stockholders' Equity and Stock Conversion

        The Association converted from a federally-chartered mutual savings and loan association to a federally-chartered stock savings and loan association pursuant to its plan of Conversion which was approved by the Association's members on June 23, 1995. The conversion was effected on July 7, 1995, and resulted in the issuance of 1,125,000 shares of common stock (par value $.10) at $8.00 per share for a gross sales price of $9,000,000. Costs related to conversion (primarily underwriters' commission, printing, and professional fees) aggregated $450,639 and were deducted to arrive at the net proceeds of $8,549,361. The Company established an employee stock ownership trust which purchased 82,748 shares of common stock of the Company at the issuance price of $8.00 per share from funds borrowed from the holding company.

                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

                   Item 2-Management's Discussion and Analysis
                of Financial Condition and Results of Operations

General

The Company's net earnings are dependent primarily on its net interest income, which is the difference between interest income earned on its investment and loan portfolio and interest paid on interest-bearing liabilities. Net interest income is determined by (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities (interest rate spread) and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Company's interest rate spread is affected by regulatory, economic, and competitive factors that influence interest rates, loan demand, and deposit flows. To a lesser extent, the Company's net earnings also are affected by the level of noninterest income, which primarily consists of service charges and other fees. In addition, net earnings are affected by the level of noninterest (general and administrative) expenses.

The operations of financial institutions, including the Association, are significantly affected by prevailing economic conditions, competition, and the monetary and fiscal policies of the federal government and governmental agencies. Lending activities are influenced by the demand for and supply of housing, competition among lenders, the level of interest rates, and the availability of funds. Deposit flows and costs of funds are influenced by prevailing market rates of interest, primarily on competing investments, account maturities, and the levels of personal income and savings in the Association's market area.

Financial Condition

The Company's total assets decreased by $457,000, or 0.90%, from $51,515,000 at June 30, 1996 to $51,058,000 at September 30, 1996. Changes in the Company's levels of assets reflect a slight decrease in the level of public unit fund deposits during the quarter ended September 30, 1996.

The Company's securities, which include investment securities and mortgage-backed and related securities, decreased by $1,012,000, or 3.25%, from $31,094,000 at June 30, 1996 to $30,082,000 at September 30, 1996. The decrease in the Company's level of securities during the three months ended September 30, 1996 is attributable to an investment security maturity and the principal repayments of the Company's mortgage-backed and related securities.

The Company's loans receivable, net, increased by $716,000, or 4.34%, from $16,514,000 at June 30, 1996 to $17,230,000 at September 30, 1996. The increase in loans receivable was due to an increase in demand during the quarter for both first and second (i.e. home equity) mortgage loans.

                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

The Company's deposits, including accrued interest payable, decreased by $633,000, or 1.66%, from $38,043,000 at June 30, 1996 to $37,410,000 at
September 30, 1996. The level of deposits decreased as a result of fewer public unit fund deposits at September 30, 1996.

Results of Operations

Net Earnings

The Company incurred a net loss of $38,000 for the quarter ended September 30, 1996, as compared to net earnings of $173,000 for the quarter ended September 30, 1995. This represented a decrease of $211,000, or 121.97%. The decrease was primarily attributable to a $290,000 increase in noninterest expense. The increase in noninterest expense includes a $237,000 one-time assessment required by the federal deposit insurance authorities to bring the Savings Association Insurance Fund (SAIF) to parity with the Bank Insurance Fund (BIF) as a result of the omnibus appropriations bill signed by President Clinton on September 30, 1996. The decrease was also attributable to a $37,000 increase, or 4.24% in interest income, a $33,000, or 6.96% increase in interest expense, and a $76,000 decrease, or 211.11% in income tax expense.

Net Interest Income

Net interest income increased by $4,000, or 1.00%, from $399,000 for the quarter ended September 30, 1995 to $403,000 for the quarter ended September 30, 1996. The increase in net interest income primarily reflects an increase in the ratio of average interest-earning assets to average interest-bearing liabilities from 129.79% for the quarter ended September 30, 1995 to 135.20% for the quarter ended September 30, 1996. This was partially offset by a decrease in the Association's interest rate spread from 2.15% for the quarter ended September 30, 1995, to 1.75% for the quarter ended September 30, 1996. The decrease in interest rate spread, compared to the same period in the previous fiscal year, was due to rising rates paid on deposits as well as a decrease in yield on the Company's loan and investment securities portfolios.

Interest Income

Interest income was $910,000 for the quarter ended September 30, 1996, as compared to $873,000 for the quarter ended September 30, 1995, representing an increase of $37,000, or 4.24%. The increase in interest income was caused primarily by a $3,410,000, or 7.12%, increase in the average balance of interest-bearing assets. This was partially offset by a decline in the overall yield on interest earning assets. For the quarter ended September 30, 1996, the average yield on interest earning assets was 7.09%, representing a slight decline from 7.29% for the quarter ended September 30, 1995.

                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

Interest on loans receivable increased by $28,000, or 8.44%, during the quarter ended September 30, 1996, as compared to the quarter ended September 30, 1995. Such increase was due to a $1,545,000, or 10.05% increase in the average balance on loans receivable from $15,377,000 for the quarter ended September 30, 1995 to $16,922,000 for the quarter ended September 30, 1996. This was partially offset by a decline in the average yield on loans receivable from 8.72% for the quarter ended September 30, 1995 to 8.60% for the quarter ended September 30, 1996.

Interest on mortgage-backed and related securities increased by $95,000, or 53.98%, during the quarter ended September 30, 1996, as compared to the quarter ended September 30, 1995. Such increase was due to a $5,396,000, or 52.77%, increase in the average balance of mortgage-backed and related securities from $10,225,000 for the quarter ended September 30, 1995 to $15,621,000 for the quarter ended September 30, 1996. The increase in the average balance of mortgage-backed and related securities primarily resulted from a decision to invest the cash proceeds from maturing investment securities and principal repayments on existing mortgage-backed securities into other mortgage-backed and related securities. The increase in interest on mortgage-backed and related
securities  is  also  due  to  a  slight   increase  in  the  average  yield  on
mortgage-backed and related securities from 6.89% for the quarter ended September 30, 1995 to 6.93% for the quarter ended September 30, 1996.

Interest on investment securities, including FHLB stock, decreased by $75,000, or 24.92%, during the quarter ended September 30, 1996, as compared to the quarter ended September 30, 1995. Such decrease was due primarily to a $4,074,000, or 21.17%, decrease in the average balance of investment securities from $19,247,000 for the quarter ended September 30, 1995 to $15,173,000 for the quarter ended September 30, 1996. The decline is a result of a decision to invest cash proceeds from the maturity of investment securities into higher yielding mortgage-backed and related securities. Additionally, this decrease was affected by a decrease in the average yield on investment securities, including FHLB stock, from 6.38% for the quarter ended September 30, 1995 to 5.96% for the quarter ended September 30, 1996.

Interest Expense

Interest expense increased by $33,000, or 6.96%, from $474,000 for the quarter ended September 30, 1995 to $507,000 for the quarter ended September 30, 1996. The increase in interest expense resulted from a $1,045,000, or 2.83% increase in the average balance of deposits from $36,922,000 for the quarter ended September 30, 1995 to $37,967,000 for the quarter ended September 30, 1996. The increase in interest expense is also attributable to an increase in the average cost of deposits to 5.34% during the quarter ended September 30, 1996, as compared to 5.14% for the quarter ended September 30, 1995. The increase in the average cost of deposits was due to an increase in prevailing market interest rates during much of 1996.

                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

Provision for Loan Losses

The Company's provision for loan losses was $0 for the three months ended September 30, 1996 and 1995. Due to the consistency in the size of the loan portfolio, the lack of substantive problem loans (i.e. few nonaccrual loans) during these periods, and stable real estate value in the Company's market area, management believed that the allowance for loan losses was adequate throughout these periods. The allowance for loan losses was maintained at $213,000 at September 30, 1996 and 1995. The Company's net loan charge-offs were $0 for the quarters ended September 30, 1996 and 1995. At September 30, 1996 and 1995, the allowance for loan losses represented 1.22% and 1.38%, respectively, of loans receivable. Nonaccrual loans totaled $29,000 and $0, respectively, at September 30, 1996 and 1995.

Noninterest Income

Noninterest income decreased by $1,000, or 6.25%, from $16,000 for the quarter ended September 30, 1995 to $15,000 for the quarter ended September 30, 1996. The decrease in noninterest income was primarily due to a $8,000, or 88.89% decrease in other noninterest income. This was offset by a $7,000, or 100.00%, increase in various fees and service charges. The decrease in other noninterest income was primarily due to a $5,000 gain taken on the disposition of an asset in the quarter ended September 30, 1995. The increase in fees and service charges was a result of higher loan fee income (e.g. loan origination fees and appraisal fees) resulting from the aforementioned increase in loan origination volume.

Noninterest Expense

Noninterest expense increased by $290,000, or 141.46%, from $205,000 for the quarter ended September 30, 1995 to $495,000 for the quarter ended September 30, 1996. The increase in total noninterest expense was primarily due to the aforementioned $237,000 one-time deposit insurance fund assessment. In addition, the increase in noninterest expense is also attributable to a $26,000, or 18.44%, increase in compensation and employee benefits from $141,000 for the quarter ended September 30, 1995 to $167,000 for the quarter ended September 30, 1996, a $17,000, or 89.47%, increase in professional fees from $19,000 for the quarter ended September 30, 1995 to $36,000 for the quarter ended September 30, 1996, and a $9,000, or 64.29% increase in other expenses from $14,000 for the quarter ended September 30, 1995, to $23,000 for the quarter ended September 30, 1996. The increase in compensation and employee benefits was attributable to the amortization of unearned management stock bonus plan shares and an increase in staff during the quarter ended September 30, 1996. The increase in professional fees was as a result of increased costs associated with being a public company. The slight increase in other expenses represents miscellaneous expenses incurred during the quarter ended September 30, 1996.

                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

Income Taxes

The Company's income taxes fluctuated by $76,000, or 211.11%, from an income tax expense of $36,000 for the quarter ended September 30, 1995, to an income tax benefit of $40,000 for the quarter ended September 30, 1996. The change in income taxes was due primarily to a decrease in pre-tax earnings of $288,000, or 137.14%, from pre-tax earnings of $210,000 for the quarter ended September 30, 1995 to a pre-tax loss of $78,000 for the quarter ended September 30, 1996. As previously stated, the Company's pre-tax loss is due to the one-time deposit insurance assessment. The income tax benefit for the quarter ended September 30, 1996 reflects the tax benefit associated with the Company's current negative earnings position, at the Company's estimated effective tax rate.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits and proceeds from maturing investment securities and principal and interest payments on loans and mortgage-backed and related securities. While maturities and scheduled amortization of mortgage-backed and related securities and loans are a predictable source of funds, deposit flows and mortgage prepayments are generally influenced by general interest rates, economic conditions, competition, and other factors.

The primary investing activity of the Company is the purchase of investment and mortgage-backed and related securities. During the three months ended September 30, 1996 and 1995, the Company purchased investment and mortgage-backed and related securities in the amounts of $0, and $5,379,000, respectively. Other investing activities include originations of loans and investment in FHLB of Des Moines stock. The primary financing activity of the Company is the attraction of savings deposits.

The Company has other sources of liquidity if there is a need for funds. The Association has the ability to obtain advances from the Federal Home Loan Bank
(FHLB) of Des Moines. In addition, the Company maintains a portion of its investments in FHLB overnight funds that will be available when needed.

The Company is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be changed at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is currently 5.0%. Management of the Company seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing. Because liquid assets generally provide for lower rates of return, the Company's relatively high liquidity will, to a certain extent, result in lower rates of return on assets.

                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

The Company's most liquid assets are cash and cash equivalents, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash and include interest-bearing deposits. The levels of these assets are dependent on the Company's operating, financing, and investing activities during any given period. At September 30, 1996 and 1995, cash and cash equivalents totaled $2,871,000 and $2,873,000, respectively.

Recent Developments

(1)    Pending Acquisition

       On November 4, 1996, the Company executed a letter of intent, dated November 1, 1996, to acquire 100% of the outstanding stock of Olivia Bancorporation (the Bancorporation) and 100% of the stock of American State Bank of Olivia, Minnesota (the Bank). American State Bank is a state chartered commercial banking institution with approximately $29.1 million in assets as of October 31, 1996. The Bancorporation owns approximately 97.6% of the outstanding stock of the Bank. The acquisition is subject to several matters including negotiating a definitive agreement and regulatory approval.

(2)    Bank Insurance Fund/Savings Association Insurance Fund Assessment

       As a result of the omnibus appropriations bill signed September 30, 1996 by President Clinton, the Company will pay a one-time $237,000 assessment to the Federal Deposit Insurance Corporation (FDIC). The assessment is intended to bring to parity the fund insuring deposits at most savings institutions, the Savings Association Insurance Fund (SAIF), with the fund insuring deposits at commercial banking institutions, the Bank Insurance Fund (BIF). As a result of the one-time assessment, the FDIC will substantially reduce the premium assessed savings institutions insured by the SAIF beginning January 1, 1997. The Company expects that its deposit insurance expense will be reduced from the current 23 basis point rate for each dollar of deposits, to approximately 6.4 basis points for each dollar of deposits. Based upon the current level of deposits, the Company expects that the legislation will reduce the Company's deposit insurance expense by approximately $62,000 per year before taxes. In addition, the legislation also requires that the SAIF and BIF be merged by January 1, 1999, provided that bank and savings association (i.e. thrift) charters are merged by that date.

                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

(3)    Tax Legislation

       Additional   legislation  was  also  enacted  during  the  quarter  ended
       September 30, 1996, which substantially effects the tax treatment afforded savings institutions. This legislation was included in the Small Business Job Protection Act (SBJPA) of 1996. As a result of the SBJPA, the favorable tax treatment concerning bad debt deductions afforded savings institutions has been eliminated. Savings associations will be required to remit to government taxing authorities, the bad debt tax reserves accumulated since 1987 owing to this deduction. For the most part, savings institutions will not be required to remit pre-1988 bad debt tax deductions. However, if certain events occur, such as liquidation, a savings institution may be required to remit the bad debt tax reserves accumulated in tax years from 1952 up to and including 1987. Nevertheless, savings institutions will be allowed, amongst other powers, to convert to a bank charter, diversify lending, or be acquired by another institution without triggering a recapture of pre-1988 reserves. The SBJPA substantially equalizes the tax treatment afforded savings institutions and commercial banks, and removes an impediment towards merger of the bank and savings association charters.

       Management of the Company knows of no expected event which would trigger recapture of pre-1988 bad debt deduction reserves at the current time. The post-1987 deductions total $206,000 which will be remitted to the federal taxing authorities over a six to eight year period. The Company is fully reserved for the reversal of the post-1987 tax deduction, and no future earnings impact is expected.

                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

                           PART II - OTHER INFORMATION

ITEM 1:           Legal Proceedings.

                  None.

ITEM 2:           Changes in Securities.

                  Not Applicable.

ITEM 3:           Defaults upon Senior Securities.

                  Not Applicable.

ITEM 4:           Submission of Matters to a Vote of Security Holders.

                  None

ITEM 5:           Other Information.

                  None.

ITEM 6:           Exhibits and Reports on Form 8-K.

                  During the Quarter ended December 31, 1996, a Form 8-K (Items 5 and 7), dated November 4, 1996, was filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  REDWOOD FINANCIAL, INC.
                                  Registrant



Date: November 8,1996             /s/ Paul W. Pryor
      ---------------             --------------------------------------------
                                  Paul W. Pryor, President and Chief Executive
                                  Officer (Duly Authorized Officer)



Date: November 8, 1996            /s/ Ardella J. Schlapkohl
      ----------------            --------------------------------------------
                                  Ardella J. Schlapkohl, (Principal Accounting
                                  Officer)