Form 10QSB
period 1996-12-31
REDWOOD FINANCIAL INC /MN/
filed 1997-02-07
CIK 942895

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                 ----------------------------------------------

                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 1996


              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from___________________to___________________


                         Commission File Number 0-25884


                             REDWOOD FINANCIAL, INC.
  ----------------------------------------------------------------------------
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

                                                 [X]  Yes     [   ]    No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of February 4, 1997:


            Class                                      Outstanding
            -----                                      -----------
      Common stock, par value $0.10 per share          1,013,050

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

                                    CONTENTS

PART I - FINANCIAL INFORMATION

                                                                  Page

     Item 1: Financial Statements

             Consolidated Balance Sheets at December 31, 1996 and
             June 30, 1996                                          3

             Consolidated Statements of Earnings for the Three
             and Six Months ended December 31, 1996 and 1995        4

             Consolidated Statement of Stockholders' Equity
             for the Six Months ended December 31, 1996             5

             Consolidated Statements of Cash Flows for the
             Six Months ended December 31, 1996 and 1995            6

             Notes to Consolidated Financial Statements          7- 9

     Item 2: Management's Discussion and Analysis of
             Financial Condition and Results of Operations     10 -19

PART II - OTHER INFORMATION

     Item 1: Legal Proceedings                                     20

     Item 2: Changes in Securities                                 20

     Item 3: Defaults Upon Senior Securities                       20

     Item 4: Submission of Matters to a Vote of Security Holders   20

     Item 5: Other Information                                     20

     Item 6: Exhibits and Reports on Form 8-K                      21

     Signatures                                                    22

                     REDWOOD FINANCIAL, INC., AND SUBSIDIARY

                         PART I - FINANCIAL INFORMATION

                         Item 1 - Financial Statements

                           Consolidated Balance Sheets
                                  (Unaudited)

                                                         December 31,       June 30,
                           Assets                           1996             1996
-------------------------------------------------------------------------------------
Cash                                                    $     15,217          15,345
Interest-bearing deposits with banks                       8,179,630       2,857,818
-------------------------------------------------------------------------------------
     Cash and cash equivalents                             8,194,847       2,873,163
-------------------------------------------------------------------------------------

Securities held to maturity:
     Mortgage-backed and related securities               15,058,154      15,805,305
     Investment securities                                11,260,235      15,288,913
-------------------------------------------------------------------------------------
Total securities held to maturity                         26,318,389      31,094,218
-------------------------------------------------------------------------------------

Loans receivable, net                                     18,171,579      16,513,727
Federal Home Loan Bank stock, at cost                        333,500         333,500
Accrued interest receivable                                  394,005         553,856
Premises and equipment, net                                   60,519          52,187
Other assets                                                  53,520          93,992
-------------------------------------------------------------------------------------
     Total Assets                                       $ 53,526,359      51,514,643
-------------------------------------------------------------------------------------

                 Liabilities and Stockholders' Equity
-------------------------------------------------------------------------------------
Deposits                                                  40,077,112      38,042,529
Advance payments by borrowers for taxes and insurance         52,010          55,686
Accrued expenses and other liabilities                       158,966         259,392
-------------------------------------------------------------------------------------
     Total Liabilities                                    40,288,088      38,357,607
-------------------------------------------------------------------------------------

Common stock ($.10 par value): Authorized and issued
     1,125,000 shares; outstanding 1,068,750 shares          112,500         112,500
Additional paid-in capital                                 8,463,658       8,457,017
Retained earnings, subject to certain restrictions         6,116,252       6,118,091
Unearned employee stock ownership plan shares               (562,624)       (595,744)
Unearned management stock bonus plan shares                 (350,109)       (393,422)
Treasury stock, at cost; 56,250 shares                      (541,406)       (541,406)
-------------------------------------------------------------------------------------
     Total Stockholders' Equity                           13,238,271      13,157,036
-------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------
     Total Liabilities and Stockholders' Equity         $ 53,526,359      51,514,643
-------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

                       Consolidated Statements of Earnings
                                  (Unaudited)

                                                                                Three months             Six months
                                                                             ended December 31,       ended December 31,
                                                                             ------------------       ------------------
                                                                             1996         1995        1996          1995
----------------------------------------------------------------------------------------------------------------------------
Interest income:
    Loans receivable                                                    $   378,600      336,521     740,556       671,927
    Mortgage-backed and related securities                                  266,099      183,142     538,670       359,290
    Investment securities                                                   209,841      317,260     435,914       618,598
    Cash equivalents                                                         54,503       27,928     103,664        87,835
----------------------------------------------------------------------------------------------------------------------------
               Total interest income                                        909,043      864,851   1,818,804     1,737,650

Interest expense on deposits                                                502,095      463,819   1,009,291       937,814
----------------------------------------------------------------------------------------------------------------------------

               Net interest income                                          406,948      401,032     809,513        799,836

Provision for losses on loans                                                     0            0            0             0
----------------------------------------------------------------------------------------------------------------------------

               Net interest income after provision for losses on loans      406,948      401,032      809,513       799,836

Noninterest income:
     Fees and service charges                                                12,209        8,379       26,183        15,171
     Other                                                                      503        9,488        1,462        18,264
----------------------------------------------------------------------------------------------------------------------------
                Total noninterest income                                     12,712       17,867       27,645        33,435

Noninterest expense:
      Compensation and employee benefits                                    186,276      178,813      353,013       320,086
      Advertising                                                             5,511        4,543        8,607         7,119
      Occupancy                                                               6,821        6,884       14,252        13,730
      Federal deposit insurance premiums                                     18,029       20,431       39,369        41,277
      Professional fees                                                     128,255       52,597      164,239        71,852
      Deposit insurance fund assessment                                           0            0      237,085             0
      Other                                                                  21,821       25,979       45,316        40,037
----------------------------------------------------------------------------------------------------------------------------
                Total noninterest expense                                   366,713      289,247      861,881       494,101
----------------------------------------------------------------------------------------------------------------------------
                Earnings (loss) before income taxes                          52,947      129,652      (24,723)      339,170

Income tax expense (benefit)                                                 17,239       54,496      (22,884)       90,576
----------------------------------------------------------------------------------------------------------------------------
                Net earnings (loss)                                      $   35,708       75,156       (1,839)      248,594
----------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) per common share                                     $     0.04         0.07         0.00          0.24
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
Weighted average number of shares outstanding                             1,004,753    1,045,357    1,001,263     1,044,322
----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

                 Consolidated Statement of Stockholders' Equity
                                  (Unaudited)


                                                                           Unearned
                                                                           Employee      Unearned
                                                                             Stock       Management
                                             Additional                    Ownership    Stock Bonus                      Total
                                  Common       Paid in       Retained        Plan          Plan          Treasury     Stockholders'
                                  Stock        Capital       Earnings       Shares        Shares          Stock          Equity
---------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1996         $  112,500     8,457,017     6,118,091      (595,744)      (393,422)      (541,406)    13,157,036

 Net loss                               0             0        (1,839)            0              0              0         (1,839)

 Earned employee stock
  ownership plan shares                 0         6,641             0        33,120              0              0         39,761

 Earned management
  stock bonus plan shares               0             0             0             0         43,313              0         43,313
---------------------------------------------------------------------------------------------------------------------------------

Balance,  December 31, 1996    $  112,500     8,463,658     6,116,252      (562,624)      (350,109)      (541,406)    13,238,271
---------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

                    REDWOOD FINANCIAL, INC., AND SUBSIDIARY

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                               Six months
                                                                                           ended December 31,
                                                                                           ------------------
                                                                                           1996         1995
-------------------------------------------------------------------------------------------------------------------------

Operating Activities:
   Net (loss) earnings                                                               $    (1,839)       248,594
   Adjustments to reconcile net earnings (loss) to net cash
      provided by operations
          Depreciation                                                                     9,074          8,246
          Amortization of premiums and discounts on investment
              securities, mortgage-backed and related securities
              and loans receivable, net                                                  (19,519)       (19,257)
          Decrease in other assets                                                        40,472         40,989
          Decrease (increase) in accrued interest receivable                             159,851       (168,197)
          Increase (decrease) in accrued interest payable                                 17,815        (70,997)
          Amortization of unearned ESOP shares                                            33,120         33,120
          Earned ESOP shares priced above original cost                                    6,641          5,347
          Earned Management Stock Bonus Plan shares                                       43,313              0
          Decrease in accrued expenses and other liabilities                            (100,426)      (163,607)
          Federal Home Loan Bank stock dividend                                                0         (6,500)
-------------------------------------------------------------------------------------------------------------------------
                        Net cash provided (used) by operating activities                 188,502        (92,262)

Investing Activities:
    Proceeds from maturities of investment securities held to maturity                 4,030,000              0
    Purchases of investment securities held to maturity                                        0     (2,487,720)
    Purchases of mortgage-backed and related securities held to maturity                       0     (3,881,340)
    Principal collected on mortgage-backed and related securities held to maturity       763,883        838,774
    Increase in loans receivable, net                                                 (1,656,387)       (52,680)
    Purchases of premises and equipment                                                  (17,406)        (1,365)
-------------------------------------------------------------------------------------------------------------------------
                        Net cash provided (used) by investing activities               3,120,090     (5,584,331)

Financing Activities:
    Decrease in funds held for stock subscriptions                                             0    (13,127,630)
    Decrease in deferred stock conversion costs                                                0        439,015
    Increase (decrease) in deposits, net                                               2,016,768     (1,121,225)
    Decrease in advance payments by borrowers for taxes and insurance                     (3,676)        (6,346)
    Proceeds from the sale of common stock                                                     0      8,549,361
    Increase in unearned ESOP shares                                                           0       (661,984)
-------------------------------------------------------------------------------------------------------------------------
                        Net cash provided (used) by financing activities               2,013,092     (5,928,809)
-------------------------------------------------------------------------------------------------------------------------
                        Increase (decrease) in cash and cash equivalents               5,321,684    (11,605,402)


Cash and cash equivalents, beginning of period                                         2,873,163     14,092,665
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                             $ 8,194,847      2,487,263
-------------------------------------------------------------------------------------------------------------------------

Supplemental cash flow disclosures:
    Cash paid for interest                                                           $   991,476      1,008,811
    Cash paid for income taxes                                                           103,700         67,980


See accompanying notes to consolidated financial statements

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                December 31, 1996
                                   (Unaudited)

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

(2)  Basis of Presentation

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of earnings, consolidated statement of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statement of earnings for the three and six months ended December 31, 1996 are not necessarily indicative of the results which may be expected for the entire year.

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

(4)  Regulatory Capital Requirements

     At December 31, 1996, the Association met each of the three current minimum
     regulatory  capital  requirements.   The  following  table  summarizes  the
     Association's regulatory capital position at December 31, 1996:

                                                Amount    Percent (1)
        ---------------------------------------------------------------------
                                             (dollars in thousands)

         Tangible Capital:
          Actual                                $8,120      16.74%
          Required                                 728       1.50
        --------------------------------------------------------------------
          Excess                                $7,392      15.24%
        --------------------------------------------------------------------

        Core Capital:
          Actual                                $8,120      16.74%
          Required                               1,455       3.00
        --------------------------------------------------------------------
          Excess                                $6,665      13.74%
        --------------------------------------------------------------------

        Risk-Based Capital:
          Actual                                $8,308      54.59%
          Required                               1,217       8.00
        --------------------------------------------------------------------
          Excess                                $7,091      46.59%
        --------------------------------------------------------------------

        (1) Tangible and core capital levels are shown as a percentage of total adjusted assets; risk-based capital levels are shown as a percentage of risk-weighted assets.

                                                                  (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

(5)  Stockholders' Equity and Stock Conversion

     The Association converted from a federally-chartered mutual savings and loan association to a federally-chartered stock savings and loan association pursuant to its plan of Conversion which was approved by the Association's members on June 23, 1995. The conversion was effected on July 7, 1995, and resulted in the issuance of 1,125,000 shares of common stock (par value $0.10) at $8.00 per share for a gross sales price of $9,000,000. Costs related to conversion (primarily underwriters' commission, printing, and professional fees) aggregated $450,639 and were deducted to arrive at the net proceeds of $8,549,361. The Company established an employee stock ownership trust which purchased 82,748 shares of common stock of the Company at the issuance price of $8.00 per share from funds borrowed from the holding company.

(6)  Stock Repurchases

     On January 15, 1997, the Company purchased 3,000 shares of its outstanding common stock at $10.375 per share. On January 28, 1997, the Company purchased 4,600 shares of its outstanding common stock at $10.75 per share. On January 30, 1997, the Company purchased 600 shares of its outstanding common stock at $10.75 per share. On January 30, 1997, the Company purchased 600 shares of its outstanding common stock at $11.00 per share. Repurchased shares are considered treasury shares and may be utilized for general corporate and other purposes.

                                                                  (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

                   Item 2-Management's Discussion and Analysis
                of Financial Condition and Results of Operations

General

The Company's net earnings are dependent primarily on its net interest income, which is the difference between interest income earned on its investment and loan portfolio and interest paid on interest-bearing liabilities. Net interest income is determined by (1) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities (interest rate spread) and (2) the relative amounts of interest-earning assets and interest-bearing liabilities. The Company's interest rate spread is affected by regulatory, economic, and competitive factors that influence interest rates, loan demand, and deposit flows. To a lesser extent, the Company's net earnings also are affected by the level of noninterest income, which primarily consists of service charges and other fees. In addition, net earnings are affected by the level of noninterest (general and administrative) expenses.

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

Financial Condition

The Company's total assets increased by $2,011,000 or 3.90%, from $51,515,000 at June 30, 1996 to $53,526,000 at December 31, 1996. Changes in the Company's assets reflect an increase in the level of public unit fund deposits during the quarter ended December 31, 1996.

Cash and cash equivalents increased by $5,322,000, or 185.24%, from $2,873,000 at June 30, 1996 to $8,195,000 at December 31, 1996. The increase in cash was primarily due to investment security maturities of $4,030,000 and an increase in deposits of $2,017,000 during the six months ended December 31, 1996. The high level of cash and cash equivalents at December 31, 1996 is not indicative of the liquidity levels that the Company generally maintains, but instead is a result of $2,550,000 of investment securities which matured in December 1996 and the acceptance of a $2,000,000 in public unit fund deposits in late December 1996. The Company is in process of reinvesting the funds into higher yielding loans, investments and/or mortgage-backed and related securities consistent with its traditional lending and investment strategies.

                                                                  (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

The Company's securities, which include investment securities and mortgage-backed and related securities, decreased by $4,776,000 or 15.36%, from $31,094,000 at June 30, 1996 to $26,318,000 at December 31, 1996. The decrease in the level of securities during the six months ended December 31, 1996 is attributable to investment security maturity and the principal repayments of the Company's mortgage-backed and related securities. No investment securities or mortgage-backed or related securities were purchased during the six months ended December 31, 1996.

The Company's loans receivable, net, increased by $1,658,000, or 10.04%, from $16,514,000 at June 30, 1996 to $18,172,000 at December 31, 1996. The increase in loans receivable was due to an increase in mortgage loan demand during the six months ended December 31, 1996.

The Company's deposits, including accrued interest payable, increased by $2,034,000, or 5.35%, from $38,043,000 at June 30, 1996 to $40,077,000 at
December 31, 1996. The increase in deposits is a result of higher public unit fund deposits at December 31, 1996.

Results of Operations

Net Earnings

Net earnings were $36,000 for the quarter ended December 31, 1996, as compared to net earnings of $75,000 for the quarter ended December 31, 1995. This represented a decrease of $39,000 or 52.00%. The decrease in earnings was primarily attributable to a $78,000, or 26.99% increase in noninterest expense. The increase in noninterest expense was primarily a result of additional costs associated with the Company's unsuccessful acquisition attempt of Olivia Bancorporation, Inc. (See Recent Developments - Termination of Letter of Intent to Acquire Olivia Bancorporation, Inc.). These costs totaled $102,000 and no additional costs associated with the unsuccessful acquisition attempt are expected. Net earnings were also impacted by a $44,000 increase, or 5.09% in interest income, a $38,000, or 8.19% increase in interest expense, and a $37,000 decrease, or 68.52% in income tax expense.

The Company incurred a net loss of $2,000 for the six months ended December 31, 1996, as compared to net earnings of $249,000 for the six months ended December 31, 1995. This represented a decrease of $251,000, or 100.80%. The decrease was primarily attributable to a $368,000 increase, or 74.49% in noninterest expense. The increase in noninterest expense was primarily a result of the $237,000 one-time assessment required by the federal deposit insurance authorities to bring the Savings Association Insurance Fund (SAIF) to parity with the Bank Insurance Fund (BIF) and the aforementioned $102,000 in additional expense associated with the unsuccessful acquisition attempt of Olivia Bancorporation, Inc. Net earnings were also impacted by a $81,000 increase, or 4.66% in interest income, a $71,000, or 7.57% increase in interest expense, and a $114,000 decrease, or 125.27% in income tax expense.

                                                                  (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

Net Interest Income

Net interest income increased by $6,000, or 1.50%, from $401,000 for the quarter ended December 31, 1995 to $407,000 for the quarter ended December 31, 1996. The increase in net interest income primarily reflects an $4,560,000 increase, or 9.72% in average interest earning assets, partially offset by a $3,774,000 increase, or 11.02% in average interest bearing liabilities for the quarter ended December 31, 1996 as compared to the quarter ended December 31, 1995. In addition, the increase in net interest income was partially offset by a decline in the Company's net interest spread, from 1.96% for the quarter ended December 31, 1995, to 1.78% for the quarter ended December 31, 1996. The decrease in interest rate spread, compared to the same period in the previous year, was due to primarily to a decrease in yield on the Company's loan and investment securities portfolios partially offset by slight decrease in interest paid on deposits.

Net interest income increased by $10,000, or 1.25%, from $800,000 for the six months ended December 31, 1995 to $810,000 for the six months ended December 31, 1996. The increase in net interest income primarily reflects an increase in the ratio of average interest-earning assets to average interest-bearing liabilities from 133.25% for the six months ended December 31, 1995 to 135.27% for the six months ended December 31, 1996. This was partially offset by a decrease in the Company's interest rate spread from 2.06% for the six months ended December 31, 1995, to 1.76% for the six months ended December 31, 1996. The decrease in interest rate spread, compared to the same period in the previous year, was due primarily to a decrease in yield on the Company's loan and investment securities portfolios and an increase in interest paid on deposits.

Interest Income

Interest income was $909,000 for the quarter ended December 31, 1996, as compared to $865,000 for the quarter ended December 31, 1995, representing an increase of $44,000, or 5.09%. The increase in interest income was caused primarily by a $4,560,000, or 9.72%, increase in the average balance of interest-bearing assets. This was partially offset by a decline in the overall yield on interest earning assets. For the quarter ended December 31, 1996, the average yield on interest earning assets was 7.06%, representing a decline from 7.37% for the quarter ended December 31, 1995.

Interest income was $1,819,000 for the six months ended December 31, 1996, as compared to $1,738,000 for the six months ended December 31, 1995, an increase of $81,000, or 4.66%. The increase in interest income was caused primarily by a $3,974,000, or 8.38%, increase in the average balance of interest-bearing assets. This was partially offset by a decline in the overall yield on interest earning assets. For the six months ended December 31, 1996, the average yield on interest earning assets was 7.08%, representing a decline from 7.33% for the six months ended December 31, 1995.

                                                                  (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

Interest on loans receivable increased by $42,000, or 12.46%, during the quarter ended December 31, 1996, as compared to the quarter ended December 31, 1995. Such increase was due to a $2,570,000, or 16.75% increase in the average balance on loans receivable from $15,342,000 for the quarter ended December 31, 1995 to $17,912,000 for the quarter ended December 31, 1996. This was partially offset by a decline in the average yield on loans receivable from 8.79% for the quarter ended December 31, 1995 to 8.45% for the quarter ended December 31, 1996.

Interest on loans receivable increased by $69,000, or 10.27%, during the six months ended December 31, 1996, as compared to the six months ended December 31, 1995. The increase was due to a $1,986,000, or 12.93% increase in the average balance on loans receivable from $15,360,000 for the six months ended December 31, 1995 to $17,346,000 for the six months ended December 31, 1996. This was partially offset by a decline in the average yield on loans receivable from 8.75% for the six months ended December 31, 1995 to 8.54% for the six months ended December 31, 1996.

Interest on mortgage-backed and related securities increased by $83,000, or 45.36%, during the quarter ended December 31, 1996, as compared to the quarter ended December 31, 1995. Such increase was due to a $4,861,000, or 47.13%, increase in the average balance of mortgage-backed and related securities from $10,313,000 for the quarter ended December 31, 1995 to $15,174,000 for the quarter ended December 31, 1996. The increase in the average balance of mortgage-backed and related securities primarily resulted from a decision to invest the cash proceeds from maturing investment securities and principal repayments on existing mortgage-backed securities into other mortgage-backed and related securities during the first six months of 1996. The increase in interest on mortgage-backed and related securities was partially offset by a modest decrease in the average yield on mortgage-backed and related securities from 7.10% for the quarter ended December 31, 1995 to 7.01% for the quarter ended December 31, 1996.

Interest on mortgage-backed and related securities increased by $180,000, or 50.14%, during the six months ended December 31, 1996, as compared to the six months ended December 31, 1995. Such increase was due to a $5,161,000, or
50.26%,   increase  in  the  average  balance  of  mortgage-backed  and  related securities from $10,269,000 for the six months ended December 31, 1995 to $15,430,000 for the six months ended December 31, 1996. The increase in the average balance of mortgage-backed and related securities primarily resulted from the aforementioned decision to invest the cash proceeds from maturing investment securities and principal repayments on existing mortgage-backed securities into other mortgage-backed and related securities during the first six months of 1996. The increase in interest on mortgage-backed and related securities was partially offset by a small decrease in the average yield on mortgage-backed and related securities from 6.99% for the six months ended December 31, 1995 to 6.98% for the quarter ended December 31, 1996.

                                                                  (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

Interest on investment securities, including FHLB stock, decreased by $107,000, or 33.75%, during the quarter ended December 31, 1996, as compared to the quarter ended December 31, 1995. Such decrease was due primarily to a $5,154,000, or 27.81%, decrease in the average balance of investment securities from $18,535,000 for the quarter ended December 31, 1995 to $13,381,000 for the quarter ended December 31, 1996. The decline in the average balance of investment securities was a result of a decision to invest cash proceeds from the maturity of investment securities into higher yielding mortgage-backed and related securities. Additionally, this decrease was effected by a decrease in the average yield on investment securities and FHLB stock, from 6.95% to 6.27% for the quarters ended December 31, 1995 and 1996, respectively.

Interest on investment securities, including FHLB stock, decreased by $183,000, or 29.56%, during the six months ended December 31, 1996, as compared to the six months ended December 31, 1995. The decrease was due primarily to a $4,486,000, or 23.75%, decrease in the average balance of investment securities from $18,891,000 for the six months ended December 31, 1995 to $14,405,000 for the six months ended December 31, 1996. As previously stated, the decline in the average balance of investment securities was a result of the decision to invest cash proceeds from the maturity of investment securities into higher yielding mortgage-backed and related securities. Additionally, this decrease was effected by a decrease in the average yield on investment securities, including FHLB stock, from 6.56% for the six months ended December 31, 1995 to 6.06% for the six months ended December 31, 1996.

Interest Expense

Interest expense increased by $38,000, or 8.19%, from $464,000 for the quarter ended December 31, 1995 to $502,000 for the quarter ended December 31, 1996. The increase in interest expense resulted from a $3,774,000, or 11.02% increase in the average balance of deposits from $34,254,000 for the quarter ended December 31, 1995 to $38,028,000 for the quarter ended December 31, 1996. The increase in interest expense was partially offset by a slight decline in the average cost of deposits to 5.28% during the quarter ended December 31, 1996, as compared to 5.42% for the quarter ended December 31, 1995. The decrease in the average cost of deposits was due to modestly lower prevailing market interest rates on deposits during the quarter ended December 31, 1996 as compared to the quarter ended December 31, 1995.

                                                                  (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

Interest expense increased by $71,000, or 7.57%, from $938,000 for the six months ended December 31, 1995 to $1,009,000 for the six months ended December 31, 1996. The increase in interest expense resulted primarily from a $2,406,000, or 6.76% increase in the average balance of deposits from $35,587,000 for the six months ended December 31, 1995 to $37,993,000 for the six months ended December 31, 1996. The increase in interest expense was also effected by a small increase in the average cost of deposits, from 5.27% during the six months ended December 31, 1995, to 5.31% for the quarter ended December 31, 1995.

Provision for Loan Losses

The Company's provision for loan losses was $0 and $0 for the three months and six months ended December 31, 1996 and 1995, respectively. Due to lack of substantive problem loans (i.e. few nonaccrual loans) during these periods and stable real estate value in the Company's market area, management believed that the allowance for loan losses was adequate throughout these periods. The allowance for loan losses was maintained at $213,000 at December 31, 1996 and 1995. The Company's net loan charge-offs were $0 and $0 for the three and six months ended December 31, 1996 and 1995, respectively. At December 31, 1996 and 1995, the allowance for loan losses represented 1.16% and 1.27%, respectively, of loans receivable. Nonaccrual loans totaled $57,000 and $0, respectively, at December 31, 1996 and 1995.

Noninterest Income

Noninterest income decreased by $5,000, or 27.78%, from $18,000 for the quarter ended December 31, 1995 to $13,000 for the quarter ended December 31, 1996. The decrease in noninterest income was primarily due to a $8,000, or 88.89% decrease in other noninterest income. This was offset by a $4,000, or 50.00%, increase in various fees and service charges. The decrease in other noninterest income was primarily due to a $7,000 gain taken on the disposition of an asset in the quarter ended December 31, 1995. The increase in fees and service charges was a result of higher loan fee income (e.g. loan origination fees and appraisal fees) resulting from the aforementioned increase in loan origination volume.

Noninterest income decreased by $5,000, or 15.15%, from $33,000 for the six months ended December 31, 1995 to $28,000 for the six months ended December 31, 1996. The decrease in noninterest income was primarily due to a $17,000, or 94.44% decrease in other noninterest income. This was offset by a $11,000, or 73.33%, increase in various fees and service charges. The decrease in other noninterest income was primarily due to a $12,000 gain taken on the disposition of various assets in the six months ended December 31, 1995. As previously stated, the increase in fees and service charges was a result of higher loan fee income (e.g. loan origination fees and appraisal fees) resulting from the aforementioned increase in loan origination volume.

                                                                  (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

Noninterest Expense

Noninterest expense increased by $78,000, or 26.99%, from $289,000 for the quarter ended December 31, 1995 to $367,000 for the quarter ended December 31, 1996. The increase in total noninterest expense was primarily due to the aforementioned $102,000 in expenses associated with the unsuccessful acquisition attempt of Olivia Bancorporation, Inc. These expenses consist primarily of professional fees including various accounting, investment banking, and legal services provided the Company during the negotiations and due diligence. In the aggregate, professional fees increased by $75,000, or 141.51% from $53,000 for the quarter ended December 31, 1995, to $128,000 for the quarter ended December 31, 1996.

In addition, the increase in noninterest expense during the quarter ended December 31, 1996 was also attributable to a $7,000, or 3.91%, increase in compensation and employee benefits from $179,000 for the quarter ended December 31, 1995 to $186,000 for the quarter ended December 31, 1996, and a $1,000 increase, or 20.00% in advertising expense in comparison of the same periods. The increase in noninterest expense during the quarter ended December 31, 1996 was partially offset by a $4,000, or 15.38% decrease in other expenses from $26,000 for the quarter ended December 31, 1995, to $22,000 for the quarter ended December 31, 1996, and a $2,000 decrease, or 10.00% in federal deposit insurance premiums in comparison of the same periods.

The increase in compensation and employee benefits was attributable to the amortization of unearned management stock bonus plan shares and an increase in staff during the quarter ended December 31, 1996. The slight decrease in other expenses represents a lower level of miscellaneous expenses incurred during the quarter ended December 31, 1996.

Noninterest expense increased by $368,000, or 74.49%, from $494,000 for the six months ended December 31, 1995 to $862,000 for the six months ended December 31, 1996. The increase in total noninterest expense was primarily due to the one-time $237,000 federal deposit insurance assessment to bring to parity the SAIF and BIF, and the $102,000 in expenses incurred as a result of the unsuccessful acquisition attempt of Olivia Bancorporation, Inc. The increase in noninterest expense during the six months ended December 31, 1996 was also attributable to a $33,000, or 10.31%, increase in compensation and employee benefits from $320,000 for the six months ended December 31, 1995 to $353,000 for the six months ended December 31, 1996. Advertising expense and other expenses increased by $2,000, or 28.57%, and $5,000 or 12.50%, respectively, during the six months ended December 31, 1996 in comparison to the six months ended December 31, 1995.

                                                                  (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

The increase in compensation and employee benefits was attributable to the amortization of unearned management stock bonus plan shares and an increase in staff during the six months ended December 31, 1996. The increase in other expenses represents a slightly higher level of miscellaneous expenses incurred during the six months ended December 31, 1996.

Excluding the $237,000 federal insurance premium BIF/SAIF parity assessment, federal deposit insurance premium expense declined by $2,000, or 4.88% from $41,000 for the six months ended December 31, 1995 to $39,000 during the six months ended December 31, 1996. Similarly, excluding the $102,000 in costs incurred in conjunction with the unsuccessful acquisition, professional fees declined by $10,000 during the six months ended December 31, 1996 in comparison to the same period ended December 31, 1995.

Income Taxes

The Company's income taxes declined by $37,000, or 68.52%, from $54,000 for the quarter ended December 31, 1995, to $17,000 the quarter ended December 31, 1996. The change in income taxes was due primarily to a decrease in pre-tax earnings of $77,000, or 59.23%, from pre-tax earnings of $130,000 for the quarter ended December 31, 1995 to $53,000 for the quarter ended December 31, 1996.

The Company's income taxes fluctuated by $114,000, or 125.27%, from an income tax expense of $91,000 for the six months ended December 31, 1995, to an income tax benefit of $23,000 for the six months ended December 31, 1996. The change in income taxes was due primarily to a decrease in pre-tax earnings of $364,000, or 107.37%, from pre-tax earnings of $339,000 for the six months ended December 31, 1995 to a pre-tax loss of $25,000 for the six months ended December 31, 1996. As previously stated, the Company's pre-tax loss is due to the one-time deposit insurance assessment and costs associated with the unsuccessful acquisition attempt of Olivia Bancorporation, Inc. The income tax benefit for the six months ended December 31, 1996 reflects the tax benefit associated with the Company's current negative earnings position adjusted for tax exempt interest.

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

                                                                 (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

The primary investing activity of the Company is the purchase of investment and mortgage-backed and related securities. During the six months ended December 31, 1996 and 1995, the Company purchased investment and mortgage-backed and related securities in the amounts of $0, and $6,369,000, respectively. Other investing activities include originations of loans and investment in FHLB of Des Moines stock. The primary financing activity of the Company is the attraction of savings deposits.

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

The Company's most liquid assets are cash and cash equivalents, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash and include interest-bearing deposits. The levels of these assets are dependent on the Company's operating, financing, and investing activities during any given period. At December 31, 1996 and 1995, cash and cash equivalents totaled $8,195,000 and $2,487,000, respectively. Although the Company maintains higher levels of liquidity, the unusually high level of cash and cash equivalents at December 31, 1996 is not indicative of the level of liquidity the Company typically maintains; but instead reflects a combination of funds obtained from investment securities maturing in December 1996 as well as the acceptance of public unit funds during this month.

                                                                  (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

Recent Developments

(1)  Termination of Letter of Intent to acquire Olivia Bancorporation, Inc.

     On December 30, 1996, the Company announced that the Letter of Intent, dated November 1, 1996, to acquire 100% of the outstanding stock of Olivia Bancorporation, Inc. (the Bancorporation) and 100% of the stock of American State Bank of Olivia, Minnesota (the Bank) had terminated. Consummation of the proposed acquisition was subject to several conditions, including the completion of satisfactory due diligence by the Company. Upon completion of due diligence, the Company decided that it could not offer the consideration disclosed in the aforementioned Letter of Intent. After further negotiations, the parties could not reach agreement on a revised price for the proposed acquisition. No further negotiations on the matter are expected to be conducted in the foreseeable future.

(2)  Bank Insurance Fund/Savings Association Insurance Fund Assessment

     As a result of the omnibus appropriations bill signed September 30, 1996 by President Clinton, all financial institutions insured by the Savings Association Insurance Fund (SAIF) were assessed a special assessment intended to bring to parity the fund insuring deposits at most savings institutions, the SAIF, with the fund insuring deposits at commercial banking institutions, the Bank Insurance Fund (BIF). Subsequently, the Association paid a one-time $237,000 assessment to the Federal Deposit Insurance Corporation (FDIC) on November 29, 1996.

     As a result of the one-time assessment, the FDIC will substantially reduce the premium assessed savings institutions insured by the SAIF beginning January 1, 1997. In December 1996, the Association was informed by the FDIC that its deposit insurance rate will be 6.5 basis points for each dollar of deposits. Based upon the current level of deposits, the Company expects that the legislation will reduce the Association's deposit insurance expense by approximately 71.7% before taxes.

(3)  Association Dividend Payment to the Company

     During the quarter ended December 31, 1996, a $2,000,000 dividend was paid to the Company by the Association. The dividend payment reduces the capital the Company has invested in the Association, however, the Association continues to meet all regulatory capital requirements. The dividend was paid subsequent to notification by the Association's regulator, the Office of Thrift Supervision, that it took no objection to the dividend payment.

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

            Not Applicable.

ITEM 3:     Defaults upon Senior Securities.

            Not Applicable.

ITEM 4:     Submission of Matters to a Vote of Security Holders.

            On October 22, 1996, the Annual Meeting of the shareholders of the Company was held to obtain the approval of the shareholders of record as of September 3, 1996 in connection with the matters indicated below. The following is a brief description of the matters voted on at the meeting, and the number of votes cast for, against, or withheld, as well as the number of abstentions, as to such matters:

                                                                       Vote
                                                         --------------------------------
                                                                    Against or
                      Matter                               For       withheld    Abstain
            -----------------------------------------------------------------------------
            1.   Election of directors:
                   James P. Tersteeg                      1,049,122    10,150       N/A
                   J. Scott Nelson                        1,049,122    10,150       N/A

            2.   Appointment of KPMG Peat Marwick         1,058,272         0     1,000
                  LLP as auditors for 1997 fiscal year

ITEM 5:     Other Information.

            None.

                                                                  (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

                           PART II - OTHER INFORMATION

ITEM 6:     Exhibits and Reports on Form 8-K.

            During the quarter ended  December 31, 1996, a Form 8-K (Items 5 and
            7), dated November 4, 1996, and a Form 8-K (Items 5 and 7), dated December 30, 1996, were filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                REDWOOD FINANCIAL, INC.
                                Registrant



Date: February 5, 1997          /s/ Paul W. Pryor
      ----------------          -----------------
                                Paul W. Pryor, President and Chief Executive
                                Officer (Duly Authorized Officer)


Date: February 5, 1997          /s/ Anthony H. Acker
----------------------          --------------------
                                Anthony H. Acker, Chief Financial Officer
                                (Principal Accounting Officer)