Form 10QSB
period 1997-03-31
REDWOOD FINANCIAL INC /MN/
filed 1997-05-05
CIK 942895

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                 ----------------------------------------------

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from___________________to________________________

                         Commission File Number 0-25884

                             REDWOOD FINANCIAL, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                           Minnesota                         41-1807233
-------------------------------------------------------------------------------
 (State or other jurisdiction of incorporation      (IRS Employer Identification
             or organization)                                Number)

P.O. Box 317, 301 S. Washington St., Redwood Falls, Minnesota     56283-0317
----------------------------------------------------              ----------
            (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:   (507) 637-8730

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                        [X]  Yes     [  ]  No

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 2, 1997:

              Class                                               Outstanding
              -----                                               -----------

        Common stock, par value $0.10 per share                      961,875

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

                                    CONTENTS

PART I - FINANCIAL INFORMATION

                                                                        Page

      Item 1:   Financial Statements

                Consolidated Balance Sheets at March 31, 1997 and
                June 30, 1996                                            3

                Consolidated Statements of Earnings for the Three
                and Nine months ended March 31, 1997 and 1996            4

                Consolidated Statement of Stockholders' Equity
                for the Nine months ended March 31, 1997                 5

                Consolidated Statements of Cash Flows for the
                Nine months ended March 31, 1997 and 1996                6

                Notes to Consolidated Financial Statements            7-10

      Item 2:   Management's Discussion and Analysis of
                Financial Condition and Results of Operations        11-20

PART II - OTHER INFORMATION

      Item 1:   Legal Proceedings                                       21

      Item 2:   Changes in Securities                                   21

      Item 3:   Defaults Upon Senior Securities                         21

      Item 4:   Submission of Matters to a Vote of Security Holders     21

      Item 5:   Other Information                                       21

      Item 6:   Exhibits and Reports on Form 8-K                        21

      Signatures                                                        22

                     REDWOOD FINANCIAL, INC., AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
                          Item 1 - Financial Statements

                           Consolidated Balance Sheets
                                   (Unaudited)

                                                        March 31,   June 30,
                       Assets                             1997        1996
--------------------------------------------------------------------------------
Cash                                                 $     15,326      15,345
Interest-bearing deposits with banks                      360,466   2,857,818
--------------------------------------------------------------------------------
               Cash and cash equivalents                  375,792   2,873,163
--------------------------------------------------------------------------------
Securities available for sale:
     Mortgage-backed and related securities             6,171,442           0
     Investment securities                              3,946,250           0
--------------------------------------------------------------------------------
        Total securities available for sale            10,117,692           0
--------------------------------------------------------------------------------

Securities held to maturity:
     Mortgage-backed and related securities            14,478,888  15,805,305
     Investment securities                             10,995,787  15,288,913
--------------------------------------------------------------------------------
         Total securities held to maturity             25,474,675  31,094,218
--------------------------------------------------------------------------------
Loans receivable, net                                  18,878,902  16,513,727
Federal Home Loan Bank stock, at cost                     333,500     333,500
Accrued interest receivable                               431,865     553,856
Premises and equipment, net                                58,659      52,187
Other assets                                               59,753      93,992

--------------------------------------------------------------------------------
                    Total Assets                     $ 55,730,838  51,514,643
--------------------------------------------------------------------------------

        Liabilities and Stockholders' Equity

--------------------------------------------------------------------------------
Deposits                                               42,561,895  38,042,529
Federal Home Loan Bank advances                           850,318           0
Advance payments by borrowers for taxes and insurance      99,752      55,686
Accrued expenses and other liabilities                    109,131     259,392

--------------------------------------------------------------------------------
                 Total Liabilities                     43,621,096  38,357,607
--------------------------------------------------------------------------------

Common stock ($.10 par value): Authorized and issued
 1,125,000 shares; outstanding 961,875 shares
 at March 31, 1997; 1,068,750 shares at June 30, 1996     112,500     112,500
Additional paid-in capital                              8,469,782   8,457,017
Retained earnings, subject to certain restrictions      6,243,103   6,118,091
Net unrealized loss on securities available for sale      (72,671)          0
Unearned employee stock ownership plan shares            (546,064)   (595,744)
Unearned management stock bonus plan shares              (328,453)   (393,422)
Treasury stock, at cost; 163,125 shares at             (1,768,455)   (541,406)
 March 31, 1997; 56,250 shares at June 30, 1996

--------------------------------------------------------------------------------
             Total Stockholders' Equity                12,109,742  13,157,036
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
     Total Liabilities and Stockholders' Equity      $ 55,730,838  51,514,643
--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.
                                        3

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY
                       Consolidated Statements of Earnings
                                   (Unaudited)

                                                   Three months          Nine months
                                                  ended March 31,       ended March 31,
                                                  ---------------       ---------------
                                                   1997     1996        1997       1996
-----------------------------------------------------------------------------------------
Interest income:
    Loans receivable                        $    400,449   339,724   1,141,005  1,011,652
    Mortgage-backed and related securities       307,462   190,035     846,132    549,325
    Investment securities                        206,293   292,835     642,207    911,433
    Cash equivalents                              57,974    38,315     161,637    126,149
-----------------------------------------------------------------------------------------
      Total interest income                      972,178   860,909   2,790,981  2,598,559

Interest Expense:
    Deposits                                     552,263   474,621   1,561,553  1,412,435
    Federal Home Loan Bank advances                  926         0         926          0
-----------------------------------------------------------------------------------------
      Total interest expense                     553,189   474,621   1,562,479  1,412,435

    Net interest income                          418,989   386,288   1,228,502  1,186,124

Provision for losses on loans                          0         0           0          0
-----------------------------------------------------------------------------------------

    Net interest income after provision
      for losses on loans                        418,989   386,288   1,228,502  1,186,124

Noninterest income:
    Fees and service charges                       5,678     7,796      31,861     22,967
    Gains on the sale of securities
      available for sale                           2,863         0       2,863          0
    Other                                          6,382     6,885       7,844     25,149
-----------------------------------------------------------------------------------------
      Total noninterest income                    14,923    14,681      42,568     48,116

Noninterest expense:
    Compensation and employee benefits           177,873   153,497     531,240    473,583
    Advertising                                    4,866     5,724      13,473     12,843
    Occupancy                                      8,134     6,586      23,496     20,316
    Federal deposit insurance premiums             6,020    19,713      45,389     60,990
    Professional fees                             14,233    29,681     178,471    101,533
    Deposit insurance fund assessment                  0         0     237,085          0
    Other                                         20,948    23,076      64,801     63,113
-----------------------------------------------------------------------------------------
      Total noninterest expense                  232,074   238,277   1,093,955    732,378
-----------------------------------------------------------------------------------------

      Earnings before income taxes               201,838   162,692     177,115    501,862

Income tax expense                                74,986    60,328      52,103    150,904
-----------------------------------------------------------------------------------------

      Net earnings                            $  126,852   102,364     125,012    350,958
-----------------------------------------------------------------------------------------

Net earnings per common share                 $     0.13      0.10        0.13       0.34
-----------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------
Weighted average number of shares outstanding    955,926 1,019,392     976,828  1,017,322
-----------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

REDWOOD FINANCIAL, INC. AND SUBSIDIARY

Consolidated Statement of Stockholders' Equity
(Unaudited)


                                                               Net      Unearned
                                                            Unrealized   Employee    Unearned
                                                             Loss on      Stock     Management
                                   Additional               Securities  Ownership   Stock Bonus                   Total
                         Common      Paid-in     Retained   Available      Plan        Plan       Treasury    Stockholders'
                          Stock      Capital     Earnings    for Sale     Shares      Shares        Stock        Equity
---------------------------------------------------------------------------------------------------------------------------
Balance,
 June 30, 1996        $   112,500    8,457,017   6,118,091           0    (595,744)    (393,422)    (541,406)    13,157,036

 Net earnings                                      125,012                                                          125,012

 Stock repurchases                                                                                (1,227,049)    (1,227,049)

 Net unrealized
  loss on securities
  available for sale                                           (72,671)                                             (72,671)

 Earned employee
  stock ownership
  plan shares                           12,765                              49,680                                   62,445

 Earned management
  stock bonus plan                                                                       64,969                      64,969
  shares
---------------------------------------------------------------------------------------------------------------------------

Balance,
 March 31, 1997       $   112,500    8,469,782   6,243,103     (72,671)   (546,064)    (328,453)  (1,768,455)    12,109,742
---------------------------------------------------------------------------------------------------------------------------



See accompanying notes to consolidated financial statements.
                                    5

                     REDWOOD FINANCIAL, INC., AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                Nine months
                                                                                               ended March 31,
                                                                                           -----------------------
                                                                                           1997           1996
------------------------------------------------------------------------------------------------------------------

Operating Activities:
 Net earnings                                                                          $   125,012        350,958
 Adjustments to reconcile net earnings to net cash
  provided by operations
      Depreciation                                                                          13,193         12,602
      Amortization of premiums and discounts on investment
          securities, mortgage-backed and related securities
          and loans receivable, net                                                        (28,869)       (28,079)
      Decrease in other assets                                                              34,239         32,305
      Decrease (increase) in accrued interest receivable                                   121,991        (12,154)
      Increase in accrued interest payable                                                 417,057        251,554
      Amortization of unearned ESOP shares                                                  49,680         49,680
      Earned ESOP shares priced above original cost                                         12,765          8,194
      Earned Management Stock Bonus Plan shares                                             64,969         17,656
      Decrease in accrued expenses and other liabilities                                  (150,261)      (147,581)
      Decrease in deferred income taxes                                                     48,447         42,229
      Federal Home Loan Bank stock dividend                                                      0         (6,500)

------------------------------------------------------------------------------------------------------------------
                    Net cash provided by operating activities                              708,223        570,864

Investing Activities:
  Proceeds from maturities of investment securities held to maturity                     4,295,000      2,500,000
  Purchases of investment securities held to maturity                                            0     (2,862,720)
  Purchases of mortgage-backed and related securities held to maturity                           0     (4,127,185)
  Principal collected on mortgage-backed and related securities held to
    maturity                                                                             1,320,723      1,250,853
  Purchases of investment securities available for sale                                 (4,990,575)             0
  Proceeds from sales of investment securities available for sale                          996,513              0
  Purchases of mortgage-backed and related securities available for sale                (6,251,792)             0
  Principal collected on mortgage-backed and related securities available
    for sale                                                                                37,639              0
  Increase in loans receivable, net                                                     (2,363,081)      (628,876)
  Purchases of premises and equipment                                                      (19,665)        (1,637)

------------------------------------------------------------------------------------------------------------------
                    Net cash used by investing activities                               (6,975,238)    (3,869,565)

Financing Activities:
  Decrease in funds held for stock subscriptions                                                 0    (13,127,630)
  Decrease in deferred stock conversion costs                                                    0        439,015
  Increase in deposits, net                                                              4,102,627      1,294,713
  Increase in advance payments by borrowers for taxes and insurance                         44,066         33,726
  Proceeds from the sale of common stock                                                         0      8,549,361
  Increase in unearned ESOP shares                                                               0       (661,984)
  Proceeds from Federal Home Loan Bank advances                                          1,500,000              0
  Repayment of Federal Home Loan Bank advances                                            (650,000)             0
  Repurchase of common stock                                                            (1,227,049)      (965,156)

------------------------------------------------------------------------------------------------------------------
                    Net cash provided (used) by financing activities                     3,769,644     (4,437,955)

------------------------------------------------------------------------------------------------------------------
                    Decrease in cash and cash equivalents                               (2,497,371)    (7,736,656)


Cash and cash equivalents, beginning of period                                           2,873,163     14,092,665
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                               $   375,792      6,356,009
------------------------------------------------------------------------------------------------------------------

Supplemental cash flow disclosures:
  Cash paid for interest                                                               $ 1,145,422      1,160,881
  Cash paid for income taxes                                                               162,920         67,980


See accompanying notes to consolidated financial statements.

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                 March 31, 1997
                                   (Unaudited)

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

(2)   Basis of Presentation

      The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of earnings, consolidated statement of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statements of earnings for the three and nine months ended March 31, 1997 are not necessarily indicative of the results which may be expected for the entire year.

      The material contained herein is written with the presumption that the users of the interim financial statements have read or have access to the most recent Annual Report on Form 10-KSB of Redwood Financial, Inc., which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 1996 and for the year then ended.

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

(4)   Regulatory Capital Requirements

      At March 31, 1997, the Association met each of the three current minimum regulatory capital requirements. The following table summarizes the Association's regulatory capital position at March 31, 1997:

                                                        Amount      Percent (1)
          ---------------------------------------------------------------------
                                                         (dollars in thousands)

          Tangible Capital:

            Actual                                        $8,241        15.24%
            Required                                         811         1.50
         --------------------------------------------------------------------
            Excess                                        $7,430        13.74%
         --------------------------------------------------------------------

         Core Capital:

            Actual                                        $8,241        15.24%
            Required                                       1,623         3.00
         --------------------------------------------------------------------
            Excess                                        $6,618        12.24%
         --------------------------------------------------------------------

         Risk-Based Capital:

            Actual                                        $8,445        51.15%
            Required                                       1,321         8.00
         --------------------------------------------------------------------
            Excess                                        $7,124        43.15%
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

(6)   Stock Repurchases

      During the three months ended March 31, 1997, the Company purchased 106,875 shares of its outstanding common stock, or 10% of its previously outstanding common stock. As a result of the stock repurchase program, the Company has now outstanding 961,875 shares of common stock. The following summarizes the Company's common stock repurchases during the quarter:

          Date Purchased             Shares Purchased         Price per share
          --------------             ----------------         ---------------
          January 15, 1997                 3,000                  $10.3750
          January 28, 1997                 4,600                   10.7500
          January 30, 1997                   600                   11.0000
          January 31, 1997                10,000                   11.0000
          February 4, 1997                37,500                   11.0000
          February 19, 1997               51,175                   12.0625

(7)   New Accounting Standard

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 Earnings per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and the denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

      This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This statement requires restatement of all prior-period EPS data presented. Management of the Company has not determined the impact of adoption of the new accounting standard on the Company's financial statements.

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

Financial Condition

The Company's total assets increased by $4,216,000, or 8.18%, from $51,515,000 at June 30, 1996 to $55,731,000 at March 31, 1997. The increase in the Company's assets reflected an increase in the level of deposits, particularly public unit fund deposits and proceeds from Federal Home Loan Bank (FHLB) advances during the nine months ended March 31, 1997.

Cash and cash equivalents decreased by $2,497,000, or 86.91%, from $2,873,000 at June 30, 1996 to $376,000 at March 31, 1997. The decrease in cash was primarily due to the use of funds for increased loan production and investment security purchases, including mortgage-backed and related securities during the nine months ended March 31, 1997.

The Company's loans receivable, net, increased $2,365,000, or 14.32% over the nine months ended March 31, 1997. The increase in loans was a result of increased loan demand in the Company's market and primarily includes residential first and second (i.e. home equity) mortgage loans.

                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

The Company's investment securities, including mortgage-backed and related securities, increased $4,498,000, or 14.47% from June 30, 1996 to March 31, 1997. The increase in investment securities, including mortgage-backed and related securities primarily included 7-year balloon mortgage-backed securities and U.S. agency debt obligations. All purchases of investment securities, including mortgage-backed and related securities occurred in the three months ended March 31, 1997, and are designated available for sale. Proceeds from the maturity of investment securities and sales of investment securities available for sale totaled $4,295,000 and $997,000, respectively, during the nine months ended March 31, 1997. Principal payments on mortgage-backed and related securities totaled $1,358,000 in the same period. The Company's investment securities and mortgage-backed and related securities designated available for sale reflect a $72,000 net unrealized loss as a result of recent market interest rate increases.

The Company's deposits, including accrued interest payable, increased by $4,519,000, or 11.88%, from $38,043,000 at June 30, 1996 to $42,562,000 at March
31, 1997. The increase in deposits is largely a result of higher public unit fund deposits at March 31, 1997. During the quarter ended March 31, 1997, the Company utilized FHLB advances of $850,000. The Company had no advances outstanding at June 30, 1996. The Company intends to utilize FHLB advances for cash management and loan and investment funding purposes. The advances provide an alternative source of funds for the Company, at costs substantially equivalent to its retail deposit products.

Results of Operations

Net Earnings

Net earnings were $127,000 for the quarter ended March 31, 1997, as compared to net earnings of $102,000 for the quarter ended March 31, 1996. This represented an increase of $25,000 or 24.51%. The increase in net earnings was primarily attributable to a $33,000, or 8.55% increase in net interest income. The increase in net interest income was primarily a result of the use of funds obtained from recent deposit growth to originate loans and purchase investment securities. Net earnings were also impacted by a $6,000 decrease, or 2.52% in noninterest expense, and a $15,000, or 25.00% increase in income tax expense.

Net earnings were $125,000 for the nine months ended March 31, 1997, as compared to net earnings of $351,000 for the nine months ended March 31, 1996. This represented a decrease of $226,000, or 64.39%. The decrease in earnings was primarily attributable to a $237,000 one-time assessment required by the federal deposit insurance authorities to bring the Savings Association Insurance Fund
(SAIF) to parity with the Bank Insurance Fund (BIF), and $102,000 in additional expense associated with the unsuccessful acquisition attempt of Olivia Bancorporation, Inc. Net earnings were also impacted by a $43,000 increase, or 3.63% in net interest income, and a $99,000 decrease, or 65.56% in income tax expense.

                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

Net Interest Income

Net interest income increased by $33,000, or 8.55%, from $386,000 for the quarter ended March 31, 1996 to $419,000 for the quarter ended March 31, 1997. The increase in net interest income is primarily due the recent growth in deposits invested in higher yielding loans and investment securities, including mortgage-backed and related securities. In addition, the increase in net interest income was also affected by an increase in the Company's net interest spread.

Although the Company's interest-bearing liabilities increased at a greater rate than interest-earning assets, the spread obtained on the incremental increase in both interest-earning assets and interest-bearing liabilities resulted in increased net interest income. Average interest-earning assets increased by $5,662,000, or 11.63% from $48,672,000 for the quarter ended March 31, 1996, to
$54,334,000 for the quarter ended March 31, 1997. Average interest-bearing liabilities increased by $6,557,000, or 18.73% from $34,999,000 for the quarter ended March 31, 1996 to $41,566,000 for the quarter ended March 31, 1997. As such, the Company's ratio of average interest-earning assets to interest-bearing liabilities declined from 139.07% for the quarter ended March 31, 1996, to 130.75% for the quarter ended March 31, 1997. The decrease in the level of interest-earning assets relative to interest-bearing liabilities is primarily a result of the use of funds to purchase outstanding common stock pursuant to the Company's stock repurchase program during the quarter ended March 31, 1997. Funds used to repurchase stock totaled $1,227,000.

The increase in net interest income was also affected by an increase in the Company's overall net interest spread. The Company's net interest spread increased from 1.65% for the quarter ended March 31, 1996 to 1.83% for the quarter ended March 31, 1997. The improvement in the Company's net interest spread is primarily a result of the aforementioned increased loan portfolio and increased investment in higher yielding investment securities, including mortgage-backed securities.

Net interest income increased by $43,000, or 3.63%, from $1,186,000 for the nine months ended March 31, 1996 to $1,229,000 for the nine months ended March 31, 1997. The increase in net interest income was primarily a result of the aforementioned growth in deposits used to fund loan originations and investment security purchases during the nine months ended March 31, 1997. The increase in net interest income was partially offset by a slight decline in net interest spread from 1.86% for the nine months ended March 31, 1996 to 1.79% for the nine months ended March 31, 1997.

The increased loan portfolio, albeit primarily in residential mortgage loans will result in an increase in credit risk exposure. The incremental increase in interest-bearing liabilities is primarily repriceable within 24 months, which could increase the Company's interest-rate risk exposure.

                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

Interest Income

Interest income was $972,000 for the quarter ended March 31, 1997, as compared to $861,000 for the quarter ended March 31, 1996, representing an increase of $111,000, or 12.89%. As previously stated, the increase in interest income was primarily due to a $5,662,000, or 11.63%, increase in the average balance of interest-earning assets in comparison of the quarters ended March 31, 1997 and 1996, respectively. The increase in interest income was also affected by a slight increase in the overall yield on interest-earning assets. For the quarter ended March 31, 1997, the average yield on interest-earning assets was 7.16%, as compared to 7.08% for the quarter ended March 31, 1996. The modest increase in yield on interest-earning assets was due primarily to the larger loan portfolio in the quarter ended March 31, 1997.

Interest income was $2,791,000 for the nine months ended March 31, 1997, as compared to $2,599,000 for the nine months ended March 31, 1996, an increase of $192,000, or 7.39%. The increase in interest income was due primarily to a $4,209,000, or 8.73%, increase in the average balance of interest-earning assets. The increase in interest income was partially offset by a slight decline in the overall yield on interest-earning assets. For the nine months ended March 31, 1997, the average yield on interest-earning assets was 7.10%, a decline from 7.19% for the nine months ended March 31, 1996.

Interest on loans receivable increased by $60,000, or 17.65%, during the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996. Such increase was due to a $2,747,000, or 17.44% increase in the average balance of loans receivable from $15,750,000 for the quarter ended March 31, 1996 to $18,497,000 for the quarter ended March 31, 1997. The increase in interest on loans receivable was also affected by a slight increase in the average yield on loans receivable from 8.63% for the quarter ended March 31, 1996, to 8.66% for the quarter ended March 31, 1997.

Interest on loans receivable increased by $129,000, or 12.75%, during the nine months ended March 31, 1997, as compared to the nine months ended March 31, 1996. The increase was due to a $2,177,000, or 14.00% increase in the average balance of loans receivable from $15,547,000 for the nine months ended March 31, 1996 to $17,724,000 for the nine months ended March 31, 1997. The increase in interest on loans receivable was partially offset by a modest decline in the average yield on loans receivable from 8.67% for the nine months ended March 31, 1996 to 8.58% for the nine months ended March 31, 1997.

                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

Interest on  mortgage-backed  and related securities  increased by $117,000,  or
61.58%, during the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996. Such increase was due to a $7,270,000, or 68.18%, increase in the average balance of mortgage-backed and related securities from $10,663,000 for the quarter ended March 31, 1996 to $17,933,000 for the quarter ended March 31, 1997. The aforementioned increase in mortgage-backed and related securities occurred primarily in the quarter ended March 31, 1997. The increase in the average balance of mortgage-backed and related securities is a result of the use of funds provided by increased levels of deposits and FHLB advances, maturing investment securities and principal repayments on existing mortgage-backed securities.

The increase in interest on mortgage-backed and related securities was partially offset by a decrease in the average yield on mortgage-backed and related securities from 7.13% for the quarter ended March 31, 1996 to 6.86% for the quarter ended March 31, 1997.

Interest on mortgage-backed and related securities increased by $297,000, or 54.10%, during the nine months ended March 31, 1997, as compared to the nine months ended March 31, 1996. The increase was due to a $6,091,000, or 58.70%, increase in the average balance of mortgage-backed and related securities from $10,377,000 for the nine months ended March 31, 1996, to $16,468,000 for the nine months ended March 31, 1997. The increase in the average balance of mortgage-backed and related securities is a result of the use of funds provided by increased levels of deposits and FHLB advances, maturing investment securities and principal repayments on existing mortgage-backed securities.

The increase in interest on mortgage-backed and related securities was partially offset by a decrease in the average yield on mortgage-backed and related securities from 7.05% for the nine months ended March 31, 1996 to 6.85% for the nine months ended March 31, 1997.

Interest on investment securities, including FHLB stock, decreased by $87,000, or 29.69%, during the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996. Such decrease was due primarily to a $4,364,000, or 23.89%, decrease in the average balance of investment securities from $18,265,000 for the quarter ended March 31, 1996, to $13,901,000 for the quarter ended March 31, 1997. The decline in the average balance of investment securities was a result the use of cash proceeds from maturing investment securities primarily to fund loan originations and mortgage-backed securities purchases.

Additionally, the decrease in interest on investment securities was affected by a decrease in the average yield on investment securities and FHLB stock, from 6.42% to 5.93% for the quarters ended March 31, 1996 and 1997, respectively.

                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

Interest on investment securities, including FHLB stock, decreased by $269,000, or 29.56%, during the nine months ended March 31, 1997, as compared to the nine months ended March 31, 1996. The decrease was due primarily to a $4,434,000, or 23.44%, decrease in the average balance of investment securities from $18,919,000 for the nine months ended March 31, 1996 to $14,485,000 for the nine months ended March 31, 1997. As previously stated, the decline in the average balance of investment securities was a result the use of cash proceeds from maturing investment securities primarily to fund loan originations and mortgage-backed security purchases.

The decrease in interest on investment securities, including FHLB stock was affected by a decrease in the average yield on investment securities, including FHLB stock, from 6.43% for the nine months ended March 31, 1996 to 5.91% for the nine months ended March 31, 1997.

Interest Expense

Interest expense increased by $78,000, or 16.42%, from $475,000 for the quarter ended March 31, 1996 to $553,000 for the quarter ended March 31, 1997. The increase in interest expense resulted from a $6,344,000, or 18.13% increase in the average balance of deposits from $34,999,000 for the quarter ended March 31, 1996 to $41,343,000 for the quarter ended March 31, 1997. The increase in interest expense was partially offset by a slight decline in the average cost of deposits to 5.32% during the quarter ended March 31, 1997, as compared to 5.42% for the quarter ended March 31, 1996. The slight decrease in the average cost of deposits was due to the aforementioned growth in the Company's deposit base including an increase in lower cost money market savings account deposits as well as overall lower interest costs on certificates of deposits during the quarter ended March 31, 1997. Interest expense on FHLB advances totaled $1,000 and $0 for the quarters ended March 31, 1997 and 1996, respectively.

Interest expense increased by $150,000, or 10.62%, from $1,412,000 for the nine months ended March 31, 1996 to $1,562,000 for the nine months ended March 31, 1997. The increase in interest expense resulted primarily from a $3,795,000, or 10.74% increase in the average balance of deposits from $35,350,000 for the nine months ended March 31, 1996 to $39,145,000 for the nine months ended March 31, 1997. The increase in interest expense was also affected by a slight decrease in the average cost of deposits, from 5.33% during the nine months ended March 31, 1996, to 5.31% for the nine months ended March 31, 1997. Interest expense on FHLB advances totaled $1,000 and $0 for the nine months ended March 31, 1997 and 1996, respectively.

                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

Provision for Loan Losses

The Company's provision for loan losses was $0 and $0 for the three months and nine months ended March 31, 1997 and 1996, respectively. Due to lack of substantive problem loans (i.e. few nonaccrual loans) during these periods and stable real estate values in the Company's market area, management believed that the allowance for loan losses was adequate throughout these periods. The allowance for loan losses was maintained at $213,000 at March 31, 1997 and 1996. The Company's net loan charge-offs were $0 and $0 for the three and nine months ended March 31, 1997 and 1996, respectively. At March 31, 1997 and 1996, the allowance for loan losses represented 1.12% and 1.32%, respectively, of loans receivable. Nonaccrual loans totaled $0 and $109,000 at March 31, 1997 and 1996, respectively.

Noninterest Income

The level of noninterest income remained nearly unchanged for the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996. For both periods, noninterest income totaled $15,000. Fee income declined by $2,000, or 25.00% from $8,000 for the quarter ended March 31, 1996, to $6,000 for the quarter ended March 31, 1997. The decrease in fee income was primarily due to lower loan closing fees during the quarter ended March 31, 1997. In addition, other income declined by $1,000, or 14.29% for the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996. The declines in fee income and other income were offset by a $3,000 gain on the sale of two investment securities available for sale in the quarter ended March 31, 1997.

Noninterest income decreased by $5,000, or 10.42%, from $48,000 for the nine months ended March 31, 1996 to $43,000 for the nine months ended March 31, 1997. The decrease in noninterest income was primarily due to a $17,000, or 68.00% decrease in other noninterest income. The decrease in other noninterest income was primarily due to a $12,000 gain taken on the disposition of various assets in the nine months ended March 31, 1996. This decrease was partially offset by a $9,000, or 39.13%, increase in fees and service charges, and the aforementioned $3,000 gain on the sale of two investment securities available for sale.

The increase in fees and service charges during the nine months ended March 31, 1997 as compared to the nine months ended March 31, 1996, was a result of higher loan closing fees (e.g. loan origination fees and appraisal fees) resulting from the aforementioned increase in loan origination volume over the nine months ended March 31, 1997.

                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

Noninterest Expense

Noninterest expense decreased by $6,000, or 2.52%, from $238,000 for the quarter ended March 31, 1996 to $232,000 for the quarter ended March 31, 1997. The decrease in total noninterest expense was primarily due to a $16,000, or 53.33% decline in professional fees, and a $14,000, or 70.00% decline in federal deposit insurance premiums. This was partially offset by a $25,000, or 16.34% increase in compensation and employee benefits. The decrease in noninterest expense was also impacted by a $1,000 decrease in advertising expense, a $2,000 decrease in other noninterest expense, and a $1,000 increase in occupancy costs.

The Company incurred higher professional fees in the quarter ended March 31, 1996 as a result of its then recent stock conversion. The decrease in federal deposit insurance premiums was due to lower Federal Deposit Insurance Corporation deposit insurance assessments as a result of the omnibus appropriations bill signed September 30, 1996 by President Clinton. This legislation included a provision intended to bring to parity the funds insuring savings associations (i.e. the SAIF) and commercial banking institutions (i.e. the BIF). The legislation required the Association to pay a one-time $237,000 assessment to the FDIC. This assessment was expended in the quarter ended September 30, 1996. The increase in compensation and employee benefits is primarily a result of increased staffing, salary increases, and increased amortization of the management stock bonus plan and employee stock ownership plan.

Noninterest expense increased by $362,000, or 49.45%, from $732,000 for the nine months ended March 31, 1996 to $1,094,000 for the nine months ended March 31, 1997. The increase in noninterest expense was primarily due to the aforementioned one-time $237,000 federal deposit insurance assessment to bring to parity the SAIF and BIF, and $102,000 in expenses, primarily professional fees, incurred as a result of the unsuccessful acquisition attempt of Olivia Bancorporation, Inc. The increase in noninterest expense during the nine months ended March 31, 1997 was also attributable to a $57,000, or 12.03%, increase in compensation and employee benefits from $474,000 for the nine months ended March 31, 1996 to $531,000 for the nine months ended March 31, 1997. The increase in noninterest income was partially offset by a decline in federal deposit insurance expense of $16,000, or 26.23% as a result of lower federal deposit insurance premiums commencing in the quarter ended March 31, 1997. The increase in noninterest expense was affected by a $3,000, or 15.00% increase in occupancy costs, and a $2,000 increase, or 3.17% in other noninterest expense. Excluding expenses incurred in the unsuccessful acquisition attempt of Olivia Bancorporation, Inc., professional fees declined $26,000, or 25.49%.

As previously stated, the increase in compensation and employee benefits is primarily a result of increased staffing, salary increases, and higher amortization costs of the management stock bonus plan and employee stock ownership plan.

                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

Income Taxes

The Company's income taxes increased by $15,000, or 25.00%, from $60,000 for the quarter ended March 31, 1996, to $75,000 for the quarter ended March 31, 1997. The change in income taxes was due primarily to an increase in pre-tax earnings of $39,000, or 23.93%, from pre-tax earnings of $163,000 for the quarter ended March 31, 1996 to $202,000 for the quarter ended March 31, 1997.

The Company's income taxes decreased by $99,000, or 65.56%, from $151,000 for the nine months ended March 31, 1996, to $52,000 for the nine months ended March 31, 1997. The change in income taxes was due primarily to a $325,000 decrease, or 64.74% in pre-tax earnings from $502,000 for the nine months ended March 31, 1996 to $177,000 for the nine months ended March 31, 1997. As previously stated, the Company's lower pre-tax earnings are due to the one-time $237,000 federal deposit insurance assessment and $102,000 in expenses associated with the unsuccessful acquisition attempt of Olivia Bancorporation, Inc.

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

The primary investing activity of the Company is the purchase of investment and mortgage-backed and related securities. During the nine months ended March 31, 1997 and 1996, the Company purchased investment and mortgage-backed and related securities in the amounts of $11,242,000, and $6,990,000, respectively. Other investing activities include originations of loans and investment in FHLB of Des Moines stock. The primary financing activity of the Company is the attraction of savings deposits.

The Company has other sources of liquidity if there is a need for funds. The Association has the ability to obtain additional advances from the Federal Home Loan Bank of Des Moines. In addition, the Company's designation of selected new investments as available for sale is intended to increase liquidity and overall operational flexibility.

                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

The Association is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be changed at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is currently 5.0%.

The Company's most liquid assets are cash and cash equivalents. In addition, the Company maintains a portfolio of readily marketable investment securities, including mortgage-backed and related securities which are designated available for sale. If necessary, these investment securities may be sold to increase cash; however, the disposition of such may result in the recognition of a gain or loss. The levels of cash and investment securities, including mortgage-backed and related securities, are dependent on the Company's operating, financing, and investing activities during any given period. At March 31, 1997 and 1996, cash and cash equivalents totaled $376,000 and $6,356,000, respectively. Investment securities, including mortgage-backed and related securities designated available for sale total $10,118,000 and $0 at March 31, 1997 and 1996, respectively.

Recent Developments

(1)   Completion of Stock Repurchase Program

      On March 13, 1997, the Company announced that it had repurchased 101,875 shares, or 10% of its previously outstanding common stock pursuant to regulatory approval received September 3, 1996. Concurrently, the Company announced its intention to seek regulatory approval to repurchase another 10% of its outstanding stock, or 96,187 shares. The Company was informed on March 17, 1997 by its regulator, the Office of Thrift Supervision that such request would not be approved as a result of a recent change in regulatory policy. The Company subsequently withdrew its repurchase application.

(2)   Commencement of Agricultural Lending Program

      During the quarter ended March 31, 1997, the Board of Directors of the Association adopted a policy for the origination and/or participation in agricultural (i.e. farm) loans. The purpose of the new policy is to enhance loan volume through opportunities presented in the Association's market area. Both farm real estate loans and farm operating loans will be considered. The Association has not originated or participated in any agricultural loans in the past, although future activity in this area is expected. Agricultural lending, which by nature involves increased risk, is not intended to replace the Association's residential mortgage lending emphasis. The Association will utilize existing staff, which is well experienced in this lending area, in the maintenance of a prudent and sound agricultural program.

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

               None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   REDWOOD FINANCIAL, INC.
                                   Registrant

Date: May 5, 1997                  /s/ Paul W. Pryor
      -----------                  -----------------
                                   Paul W. Pryor, President and Chief Executive
                                   Officer (Duly Authorized Officer)

Date: May 5, 1997                  /s/ Anthony H. Acker
      -----------                  --------------------
                                   Anthony H. Acker, Chief Financial Officer
                                   (Principal Accounting Officer)