Form 10KSB
period 1997-06-30
REDWOOD FINANCIAL INC /MN/
filed 1997-09-26
CIK 942895

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One):

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 1997,
                                                         -------------

[ ]       TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
          EXCHANGE ACT OF 1934 For the  transition  period from               to
                                                               ---------------
          ---------------

Commission File No. 0-25884

                             REDWOOD FINANCIAL, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

Minnesota                                                       41-1807233
---------------------------------------------               --------------------
(State or Other Jurisdiction of Incorporation               I.R.S.    Employer
or Organization)                                            Identification No.

301 South Washington Street (P.O. Box 317), Redwood Falls, Minnesota  56283-0317
--------------------------------------------------------------------  ----------
(Address of Principal Executive Offices)                              (Zip Code)

Issuer's Telephone Number, Including Area Code:              (507) 637-8730
                                                             --------------

Securities registered pursuant to Section 12(b) of the Act:                None
                                                                           ----

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.10 per share
                                (Title of Class)

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  YES [X] NO [ ].

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year. $3,923,233

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock on September 2, 1997, was $7,389,291 ($11.50 per share based on 642,547 shares of Common Stock held by non-affiliates).

         As of September 2, 1997, there were issued (1,125,000 shares) and outstanding 961,875 shares of the registrant's Common Stock.

Transition Small Business Disclosure Format (check one) YES [ ] NO [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

         1. Portions of the Annual Report to Stockholders for the Fiscal Year ended June 30, 1997. (Part II)

         2. Portions of the Proxy Statement for the Annual Meeting of Stockholders. (Part III)

PART I

Item 1.  Business
-----------------

Business of the Company

         Redwood Financial, Inc. (the "Company") is a Minnesota corporation organized in January 1995 at the direction of Redwood Falls Federal Savings and Loan Association (the "Association") in connection with the Association's conversion from the mutual to stock form (the "Conversion"). On July 7, 1995, the Association completed its conversion and became a wholly owned subsidiary of the Company. The Company is a unitary savings and loan holding company which, under existing laws, generally is not restricted in the types of business activities in which it may engage provided the Association retains a specified amount of its assets in housing-related investments. At June 30, 1997, the Company had total assets of $62.2 million, total deposits of $46.1 million, and stockholders' equity of $12.3 million. The primary activity of the Company is to hold all of the outstanding capital stock of the Association, however, the Company maintains a small investment and loan portfolio separate from its investment in the Association.

Business of the Association

         The Association is a federally chartered stock savings and loan association headquartered in Redwood Falls, Minnesota. The Association was founded in 1924 under the name Redwood Falls Building and Loan Association. The Association changed its name to Redwood Falls Savings and Loan Association in 1948. The Association obtained a federal charter in 1982 and changed its name to Redwood Falls Federal Savings and Loan Association. The Association is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS") and its deposits have been federally insured by the Savings Association Insurance Fund ("SAIF") and its predecessor, the Federal Savings and Loan Insurance Corporation ("FSLIC"), since 1958. The Association is a member of, and owns capital stock in, the Federal Home Loan Bank ("FHLB") of Des Moines, which is one of the 12 regional banks in the FHLB System.

         The Association attracts deposits from the public and uses such deposits primarily to purchase investment securities and mortgage-backed and related securities and to originate loans secured by mortgages on single family residences in its market area. For this mortgage loan portfolio, the Association originates and retains fixed and adjustable rate loans, and fixed rate balloon loans. The Association also originates commercial real estate loans and consumer loans. The Association originates a limited number of multi-family and residential construction loans. The Association also participates in several commercial, commercial real estate, and agricultural loans.

         The principal sources of funds for the Association's lending activities are deposits and the amortization, repayment, and maturity of loans and investment securities. The Association also obtains funds from FHLB Advances. The Association does not rely on brokered deposits, however, a substantial portion of the Association's deposits are funds from local government entities. Principal sources of income are interest on loans, mortgage-backed and related securities, and investment securities. The Association's principal expense is interest paid on deposits.

Market Area and Competition

         The Association's market area consists of a major portion of Renville County and northern Redwood County, Minnesota. This area is primarily rural with a large amount of agri-business. The primary lending concentration is in the Association's market area, an area mainly comprised of the cities of Redwood Falls and Olivia, both of which are county seats and have populations of approximately 5,000 and 2,800, respectively. Historically, the economy in the Association's market area has been dependent on agriculture and agriculture related industries. However, one of the largest employers in this area is a manufacturer of peripheral parts for computers. In recent years, a casino has had an important economic impact on the area providing employment and promoting tourism. Employment is also provided by city and county governments, through their need for administrative and hospital workers.

Lending Activities

         General. The Company's loan portfolio predominantly consists of mortgage loans secured by single family residences. The Company also makes commercial real estate, consumer, residential construction, and multi-family real estate loans. From time to time, the Company will participate in agricultural real estate loans and, agricultural operating and commercial loans not secured by real estate.

         Most of the Company's loan portfolio is secured by first mortgage loans on one- to four-family residences. For its mortgage loan portfolio, the Company originates and retains both fixed-rate and adjustable-rate loans. The Company does not sell mortgage loans into the secondary market. The Company's consumer loan portfolio consists primarily of savings account loans and to a lesser extent other consumer loans. The Company's commercial real estate loans are secured by multi-family residential apartment buildings, health care facilities, office buildings, and retail establishments. Agricultural loans include two participations with a local area bank secured by real estate and other farm related collateral.

         Analysis of Loan Portfolio. The following table sets forth information concerning the composition of the Company's loan portfolio in dollar amounts and in percentages of the loan portfolio (before deductions for loans in process, deferred loan fees and discounts, and allowance for loan losses) as of the dates indicated.

                                                                       At June 30,
                                       ---------------------------------------------------------------------
                                                     1997                                  1996
                                       --------------------------------     --------------------------------
                                            Amount       Percentage            Amount             Percentage
                                                                   (Dollars in thousands)
Real estate loans:
  Residential (1-4 family)..........       $18,577         89.46%               $15,233             92.24%
  Residential construction..........           502          2.42                    220               1.33
  Multi-family......................           174          0.84                     --                 --
  Multi-family construction.........           980          4.72                    189               1.15
  Commercial........................           680          3.27                    520               3.15
  Agricultural......................           150          0.72                     --                 --
Consumer loans:
  Other consumer loans..............            21          0.10                     --                 --
  Savings account...................           133          0.64                    141               0.85
Commercial..........................           715          3.44                    775               4.69
Agricultural operating..............           425          2.05                     --                 --
                                           -------        -------               -------            -------
Total...............................        22,357        107.66                 17,078             103.41
Less:
  Loans in process..................        (1,361)        (6.56)                  (333)             (2.01)
  Deferred loan fees and discounts..           (16)        (0.08)                   (18)             (0.11)
  Allowance for loan losses.........          (213)        (1.02)                  (213)             (1.29)
                                           -------        -------                ------             ------
Total loans, net....................       $20,767        100.00%               $16,514             100.00%
                                            ======        =======                ======            =======


         The Company primarily originates loans for retention in its portfolio and has not purchased whole loans or sold loans during the past three years.

         Loan Maturity Tables. The following table sets forth the maturity of Company's loan portfolio at June 30, 1997. The table does not include prepayments or scheduled principal repayments. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.

                 One- to Four-  Multi-
                   Family      Family     Residential Multi-Family  Commercial Agricultural
                 Residential Real Estate Construction Construction Real Estate  Real Estate Consumer Commercial Agricultural  Total
                 ----------- ----------- ------------ ------------ -----------  ----------- -------- ---------- ------------  -----
                                                                      (In thousands)
Amounts Due:
  Within 1 year.   $ 3,689     $  123       $  --        $  --        $    83    $   150     $  133    $            $       $ 4,178
  1 to 5 years..    12,060         51          --           --            419         --         21                          12,551
  After 5 years.     2,833          0         502          980            178         --                  710         425     5,628
                    ------       ----        ----         ----         ------      -----      -----     -----        ----    ------
Total amount due   $18,582     $  174       $ 502        $ 980        $   680    $   150     $  154    $  710       $ 425   $22,357
                    ======       ====        ====         ====         ======      =====      =====     =====        ====   =======



         The following table sets forth the dollar amount of all loans due after June 30, 1998, which have pre-determined interest rates and which have floating or adjustable interest rates.

                                                        Floating or
                                         Fixed-rates  Adjustable Rates    Total
                                         -----------  ----------------    -----
                                                      (In thousands)
1-4 Family residential..................     $8,518         $6,375      $14,893
Multi-family real estate................         51              0           51
Residential construction................        282            220          502
Multi-family construction...............         --            980          980
Commercial real estate..................        385            212          597
Agricultural real estate................        150             --            0
Consumer................................         21             --           21
Commercial..............................        417            293          710
Agricultural............................        425             --          425
                                             ------         ------       ------
  Total.................................    $10,099         $8,080      $18,179
                                             ======          =====       ======


         One-to Four-Family Residential Loans. The Association's primary lending activity consists of the origination of one- to four-family residential mortgage loans secured by property located in the Association's primary market area. The Association generally originates one- to four-family residential first mortgage loans without private mortgage insurance in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property. The Association will not originate any loan which exceeds 95% of the lesser of the appraised value or the selling price of the property and typically requires private mortgage insurance on any loans in excess of 80% of the value of the mortgaged property. The Association also originates home equity loans (e.g., second mortgage loans) up to 90% of the appraised value on an aggregate basis with all other mortgages without private mortgage insurance.

         In order to maintain interest-rate risk at acceptable levels, the Association originates primarily fixed-rate, balloon mortgage loans that provide for an amortization of up to 30 years, but which typically mature after 5 to 7 years. Provided the borrower demonstrates acceptable repayment ability, the Association will usually refinance the balloon mortgage loan at maturity at the then current market rate of interest. Among other factors, the Association's refinancing of these loans is dependent upon adequate collateral value. From time to time, the Association will originate fixed-rate loans with maturities of up to 30 years. The Association monitors the level of this type of long-term, fixed-rate lending in order to control interest-rate risk. Many of the existing loans that do not reprice within 5 years were originated more than 10 years ago, before the Association de-emphasized the origination of long-term, fixed-rate loans.

         The Association also offers adjustable-rate loans, although the majority of its recent loan production has been in fixed-rate balloon loans. The Association's adjustable-rate mortgage loans provide for periodic interest-rate adjustments of 1% to 2% with a maximum adjustment over the life of the loan of between 5% and 6%. Typically, the interest rate on these loans adjusts every 1, 3, or 5 years, and provides for amortization over a 15- to 30-year period. Indices used in the origination of adjustable-rate mortgage loans include both U.S. Treasury securities and a national cost of funds index.

         Interest rates charged on mortgage loans are competitively priced based on market conditions and the Association's cost of funds. The origination fees for loans are generally 1% of the loan amount. Generally, the Association's standard underwriting guidelines for fixed-rate mortgage loans conform to Federal Home Loan Mortgage Corporation ("FHLMC") guidelines. It is the current policy of the

Association to originate loans solely for its loan portfolio. However, if favorable market conditions exist, the Association may originate long-term, fixed-rate loans for sale in the secondary mortgage market. The Association will continue to emphasize short-term or adjustable-rate mortgage loans consistent with its asset/liability management strategy. At June 30, 1997, the Association did not service loans for others.

         Consumer Loans. Consumer loans are primarily made when secured by a savings account in the Association. These loans generally have rates that adjust with the rate on the underlying account and are typically at least one percent above the rate on the underlying account. Savings account loans are offered subject to a 90% loan-to-value ratio. The Association is in the process of expanding its consumer loan program to include auto, unsecured, and other forms of consumer lending. At June 30, 1997, the Association's balance in these other consumer loans totaled $21,000. Although the Association also makes home equity loans, these loans are secured by liens on primary residences and are categorized as one- to four-family residential mortgage loans.

         Commercial Real Estate Loans. In order to serve its community and enhance the yield on its assets, the Association originates loans secured by commercial real estate. Loans secured by commercial real estate are generally originated in amounts up to 80% of the appraised value of the property. Commercial real estate loans are either adjustable-rate loans that reprice after 1, 3, or 5 years or fixed-rate balloon loans due after 1, 3, or 5 years. Commercial real estate loans typically amortize over a 25- to 30-year period. At June 30, 1997, the Association's largest commercial real estate loans to one borrower consisted of two participations totaling $148,000 that were performing loans, secured by a health care facility in Redwood Falls, Minnesota. All commercial real estate loans require prior approval by the Association's Board of Directors. As part of its underwriting, the Association requires that borrowers qualify for a commercial real estate loan at the fully indexed interest rate rather than at the origination interest rate.

         Loans secured by commercial real estate generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. For the small total dollar amount of loans secured by church real estate that are originated by the Association, repayment is dependent upon the continuing financial support of the church's members.

         Residential Construction Loans. Residential construction loans are generally made on single-family residential property to the individuals who will be the owners and occupants upon completion of construction. These loans are made on a long term basis and are classified as construction permanent loans, usually with no principal payments required during the first six months, after which the payments are set at an amount that will amortize over a 15- to 30-year period. The maximum loan-to-value ratio is 80%. For loans with private mortgage insurance, the maximum loan to value ratio is 95%. Because residential construction loans are not rewritten if permanent financing is obtained from the Association, these loans are made on terms similar to those of the Association's one- to four-family residential loans and may be amortized over terms of up to 30 years.

         The Association originates a limited number of speculative loans to builders and limits the loan to value ratio to 80% with a balloon maturity based on an amortization of up to 30 years on terms that are assumable by ultimate purchasers. In underwriting such loans, the Association takes into consideration the number of units that the builder has on a speculative basis that remain unsold.

         Multi-Family Loans. The Association also makes fixed-rate and adjustable-rate multi-family loans, including loans on apartment complexes. At June 30, 1997, the Association had no substantial multi-family real estate loans. However, in fiscal 1997, the Company has originated two multi-family loans totaling $500,000 and $480,000, respectively. Both loans are obligations of the various economic development authorities of the City of Redwood Falls and Olivia, respectively. The loans are originated by the Company due to regulatory limitations on the amount of non-rated municipal debt that the Association is permitted to hold.

         Multi-family loans generally provide higher origination fees and interest rates than can be obtained from single-family mortgage loans. Multi-family lending, however, entails significant additional risks compared with one- to four-family residential lending.

         Commercial Loans. The Association does not actively originate commercial loans. However, the Association participates in a loan on a 35-unit housing complex designed to assist elderly and low-to-moderate income persons. The loan is an obligation of the City of Redwood Falls, Minnesota, and is secured by the general taxing authority of the City. The Association's participation in the loan totalled $293,000 at June 30, 1997.

         While the Company does not regularly engage in lending activities outside of the lending activities of the Association, the Company participates in a commercial loan used for the improvement and operation of a hotel and convention center on a local gaming casino. The Company's participation in the loan totalled $422,000 at June 30, 1997, and is secured primarily by the revenues of the casino.

         Commercial loans generally involve a greater degree of risk than mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the lack of real estate as collateral, the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of commercial loans is typically dependent upon the successful operation of the related commercial enterprise. If the cash flow from the enterprise is reduced, the borrower's ability to repay the loan may be impaired.

         Agricultural Lending. In 1997, the Association commenced development of a program for agricultural lending. This program is intended to promote increased lending through agricultural lending opportunities found in the Association's lending area. The program is still in development. At June 30, 1997, the Association participated in a $150,000 agricultural loan secured by farm acreage with a local area bank. The Association also participated in a $425,000 loan secured by cooperative stock with the same bank. Both loans are to the same borrower.

         Agricultural lending, including both operating and real estate-secured agricultural lending generally involves a greater degree of risk than the Association's traditional residential mortgage lending efforts. This increased credit risk is a result of various factors, including higher loan balances, the concentration of principal in a limited number of loans and borrowers, the effects of general and farm- specific economic conditions, weather conditions, and the increased difficulty in monitoring these types of loans. Moreover, repayment is largely dependent upon the successful operation of the farm enterprise. If the cash flow from the farm enterprise is reduced, the borrower's ability to repay the loan may be impaired.

         Loan Commitments. The Association issues written commitments to prospective borrowers on all real estate loans. Generally, the commitment requires acceptance within 45 days of the date of issuance. At June 30, 1997, the Association had $862,000 of commitments to cover originations and undisbursed funds for loans in process. The Association believes that most of the Association's commitments will be funded. At June 30, 1997, the Company had $902,000 of commitments to cover undisbursed funds for loans in process on the two multi-family construction loans to the economic development authorities of the City of Redwood Falls and the City of Olivia.

         Loans to One Borrower. Savings associations are subject to the same limits as those applicable to national banks, which under current regulations limit loans to one borrower in an amount equal to 15% of unimpaired capital and unimpaired surplus, or $500,000, whichever is greater. The Association's maximum loan to one borrower limit was approximately $1,260,000 as of June 30, 1997.

         At June 30, 1997, the Association's largest amount of loans to one borrower was two agricultural loan participations in the amount of $575,000, secured by real estate and cooperative stock.

Nonperforming and Problem Assets

         Loan Delinquencies. Loans are reviewed on a monthly basis and are placed on a non-accrual status when the loan becomes more than 90 days delinquent and, if, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent interest payments, if any, are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

         Nonperforming Assets. The following table sets forth information regarding non-accrual loans, real estate owned, and certain other repossessed assets and loans. As of the dates indicated, the Association had no loans modified in a troubled debt restructuring.


                                                                               June 30,
                                                                   ----------------------------
                                                                     1997            1996
                                                                   --------        --------
                                                                       (Dollars in thousands)

   Loans accounted for on a non-accrual basis:

   Mortgage loans:
     Permanent loans secured by 1-4 family residences...........   $    --         $     89
     All other mortgage loans...................................        --               --
   Non-mortgage loans...........................................        --               --
                                                                    ------          -------
   Total........................................................   $    --         $     89
                                                                    ======          =======

   Accruing loans which are contractually past due 90 days or more:
   Mortgage loans:
     Permanent loans secured by 1-4 family residences...........   $   120         $     46
     All other mortgage loans...................................        --               --
   Non-mortgage loans...........................................        --               --
                                                                   ---------         ------
   Total........................................................   $   120         $     46
                                                                    ========         ======
   Total non-accrual and accrual loans..........................   $   120         $    135
                                                                    ========         ======
   Real estate..................................................   $    14         $     --
                                                                    ========         ======
   Other non-performing assets..................................   $    --               --
                                                                    ========         ======
   Total non-performing assets..................................   $   134         $    135
                                                                    ========         ======
   Total non-accrual and accrual loans to
     net loans..................................................       .58  %          0.82%
                                                                    ========         ======
   Total non-accrual and accrual loans to
     total assets...............................................       .19  %          0.26%
                                                                    ========         ======
   Total non-performing assets to total assets..................       .22  %          0.26%
                                                                    ========         ======



         There was $296 in interest income that would have been recorded on loans placed on a non-accrual basis under the original terms of such loans during the year ended June 30, 1997.

         Classified Assets. OTS regulations provide for a classification system for problem assets of insured institutions which covers all problem assets. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful," or "loss." An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of current existing facts, conditions, and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets may be designated "special mention" because of potential weaknesses that do not currently warrant classification in one of the aforementioned categories.

         When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

         At June 30, 1997, the Company's classified assets consisted of substandard loans of $121,000. At June 30, 1997, the Company also had $14,000 in loans designated as special mention. The Company had delinquent loans of 60 and 90 days or more of $0 and $121,000, respectively, and a general valuation allowance of $213,000.

         Foreclosed Real Estate. Real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the fair value at the date of acquisition less estimated costs of disposition. The Company had no real estate owned at June 30, 1997. The Company does, however, have one loan for which foreclosure proceedings have commenced. The loan is considered Real Estate in Judgment for reporting purposes. The balance on the loan totals $14,000. No loss is anticipated upon the eventual disposition of this asset.

         Allowance for Loan Losses. Management performs an analysis to identify the inherent risk of loss in its portfolio. A provision for loan losses is charged to operations based on management's analysis, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current economic conditions.

         Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the Company's allowance for loan losses by loan category and the percent of loans in each category to total loans receivable at the dates indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for future losses that may occur within the loan category because the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio.


                                                                    At June 30,
                                       ---------------------------------------------------------------

                                                       1997                              1996
                                       ---------------------------------    --------------------------
                                                         Percent of                        Percent of
                                                          Loans in                          Loans in
                                                            each                              each
                                                        Category to                       Category to
                                      Amount            Total Loans          Amount        Total Loans
                                      ------            -----------          ------        -----------
                                                                (Dollars in thousands)
At end of period allocated to:
Real estate mortgage:
  Residential construction..........  $      1                2.2%           $   1              1.3%
  1-4 family residential............       198               83.1              202             89.3
  Multi-family .....................         2                0.8                2              1.1
  Commercial........................         3                3.0                5              3.0
  Multi-family construction.........        --                4.4               --               --
  Agricultural real estate..........         2                0.7               --               --
Consumer loans......................        --                0.7               --              0.8
Commercial..........................         3                3.2                3              4.5
Agricultural........................         4                1.9               --               --
                                         -----              -----            -----            -----
    Total allowance for
      loan losses ..................    $  213              100.0%           $ 213            100.0%
                                         =====              =====            =====            =====


         Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Company's allowance for loan losses at the dates and for the periods indicated:

                                                       At or For the Year
                                                         Ended June 30.
                                                    --------------------------
                                                         1997          1996
                                                    -----------      ---------
                                                       (Dollars in thousands)

Total loans outstanding (1).....................        $20,980      $16,727
                                                         ======       ======
Average loans outstanding.......................        $18,284      $15,755
                                                         ======       ======

Allowance balances (at beginning of
year)...........................................        $   213         $213
Charge-offs.....................................             --           --
Recoveries......................................             --           --
                                                        -------      -------
Net charge-offs.................................             --           --
Provision.......................................             --           --
                                                        -------      -------
Allowance balance (at end of year)..............        $   213      $   213
                                                         ======       ======
Allowance for loan losses as a percent
  of total loans outstanding....................          1.02%        1.27%
Net loans charged off as a percent of
  average loans outstanding.....................            --%          --%

--------------------------------
(1)      Excludes allowance for loan losses.

         Mortgage-Backed and Related Securities. To supplement lending activities, the Company invests in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity.

         At June 30, 1997, the Company's mortgage-backed and related securities designated available-for- sale had a carrying value (and fair value) of $8.1 million, and an amortized cost of $8.1 million. At June 30, 1997, the Company's mortgage-backed and related securities designated held-to-maturity had a carrying value at amortized cost of $13.9 million and a fair value of $14.1 million.

         Mortgage-backed securities represent a participation interest in a pool of single-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as the Association. Such quasi-governmental agencies, which guarantee the payment of principal and interest to investors, primarily include FHLMC, Government National Mortgage Association ("GNMA"), and Federal National Mortgage Association ("FNMA").

         FHLMC is a publicly-owned corporation chartered by the United States Government. FHLMC issues participation certificates backed principally by conventional mortgage loans. FHLMC guarantees the timely payment of interest and the ultimate return of principal within one year. FHLMC securities are indirect obligations of the United States Government. FNMA is a private corporation chartered by Congress with a mandate to establish a secondary market for conventional mortgage loans. FNMA guarantees the timely payment of principal and interest, and FNMA securities are indirect obligations of the United States Government. GNMA is a government agency within the Department of Housing and Urban Development ("HUD") which is intended to help finance government assisted housing programs. GNMA guarantees the timely payment of principal and interest, and GNMA securities are backed by the full faith and credit of the United States Government. Because FHLMC, FNMA, and GNMA were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these programs. To accommodate larger-sized loans, and loans that, for other reasons, do not conform to the agency programs, a number of private institutions have established their own home-loan origination and securitization programs.

         Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages can be composed of either fixed-rate mortgages or adjustable-rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. As a result, the interest rate risk characteristics of the underlying pool of mortgages, (i.e., fixed-rate or adjustable-rate) as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Mortgage-backed securities issued by FHLMC, FNMA, and GNMA make up a majority of the pass-through certificates market.

         The collateralized mortgage obligations ("CMOs") (in the form of real estate mortgage investment conduits) held by the Association at June 30, 1997, had a carrying value at amortized cost of $59,000 and consisted of fixed-rate notes issued by FHLMC. The fair value of the CMO portfolio was $62,000 at June 30, 1997. The portfolio of CMOs held within the Association's mortgage-backed and related securities portfolio at June 30, 1997, did not include any residual interests in CMOs. Further, at June 30, 1997, the Company's mortgage-backed and related securities portfolio did not include any "stripped" CMOs (i.e., CMOs that pay interest only and do not repay principal or CMOs that repay principal only and do not pay interest).

         Investment Activities. The Association is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. See "Regulation - Regulation of the Association - Federal Home Loan Bank System." The Association has maintained a liquidity portfolio in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short-term demand for funds to be used in the Association's loan origination and other activities. The Company has also begun designating select new investment securities as available-for-sale. At June 30, 1997, the Company's investment securities designated available-for-sale had a carrying value (and fair value) of $7.0 million. At June 30, 1997, amortized cost also totalled $7.0 million. At June 30, 1997, the Company's investment securities designated held-to-maturity had a carrying value at amortized cost of $10.4 million and a fair value of $10.4 million. The Company's investment securities consisted primarily of U.S. Treasury securities and U.S. Government agency securities. To a lesser extent, the portfolio includes municipal bonds and interest-bearing deposits as permitted by regulation.

         Investment Portfolio. The following table sets forth the carrying value of the Company's investment securities portfolio, short-term investments, FHLB stock, and mortgage-backed and related securities at the dates indicated.

                                                               At June 30,
                                                      -------------------------
                                                            1997          1996
                                                      ------------     --------
                                                             (In thousands)
Investment securities:
  U.S. Treasury notes.............................    $      5,502       $7,654
  U.S. Government agency bonds....................          10,725        6,093
  Municipal bonds.................................           1,150        1,542
                                                        ----------     --------
    Total investment securities...................          17,377       15,289
Interest-earning deposits in
  other institutions..............................             748        2,858
FHLB stock........................................             334          334
Mortgage-backed and related
  securities......................................          22,023       15,805
                                                         ---------       ------
      Total investments...........................      $   40,482      $34,286
                                                         =========       ======



         Portfolio Maturities. The following table sets forth certain information regarding the carrying values, weighted average yields, and contractual maturities of the Company's investment securities and mortgage-backed and related securities portfolio at June 30, 1997.


                                                                            As of June 30, 1997
                            --------------------------------------------------------------------------------------------------------

                                One Year or Less         One to Five Years       Five to Ten Years          More than Ten Years
                            ---------------------      --------------------   ------------------------   ------------------------
                            Carrying      Average      Carrying     Average   Carrying       Average     Carrying        Average
                              Value        Yield         Value       Yield     Value          Yield       Value           Yield
                            --------      -------      -------     --------   -------        -------     -------         ------
                                                                  (Dollars in thousands)

U.S. Treasury notes......    $ 1,700         5.75%     $  3,802       5.44%     $    --          --%     $   --              --%
U.S. Government
  Agency bonds...........      1,000         6.28         2,744       6.56        6,981        7.32          --              --
Municipal bonds (1)......        400         4.66           615       4.25          135        4.55          --              --
                            --------         ----       -------       ----       ------        ----     -------          ------
  Total investment
    securities...........      3,100         5.78         7,161       5.77        7,116        7.27          --              --
FHLB stock...............        N/A          N/A           N/A        N/A          N/A         N/A         N/A             N/A
Mortgage-backed and
  related securities.....        561         5.83         5,816       6.55       13,979        6.98       1,667            8.08
                              ------         ----       -------       ----       ------        ----       -----            ----
  Total investment
    portfolio(2).........    $ 3,661         5.79%      $12,977      6.12%      $21,095        7.08%     $ 1,667           8.08%
                              ======         ====        ======      ====        ======      ======       ======           ====



--------------------------------
(1) Tax exempt income was not significant and thus has not been presented on a tax equivalent basis.
(2)  Excludes interest-bearing deposits and FHLB stock.

Sources of Funds

         General. Deposits are the major source of the Company's funds for lending and other investment purposes. The Company derives funds from the amortization and prepayment of loans and, to a much lesser extent, the maturities of investment securities, mortgage-backed, and related securities and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. The Company may also use FHLB advances as an additional source of funds.

         Deposits. Deposits are attracted principally from within the Company's primary market area through the offering of a broad selection of deposit instruments including regular savings accounts, money market accounts, and term certificate accounts. The Company also offers IRA and, to a lesser extent, KEOGH accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors.

         At June 30, 1997, passbook and money market accounts constituted $8.1 million, or 17.75% of the Company's deposit portfolio and certificates of deposit constituted $37.6 million or 82.25% of the deposit portfolio. The Company had no brokered deposits at that date, however, a substantial portion of the Association's deposits are funds from local government entities.

         The Association has a $1.0 million line of credit with the FHLB which was not drawn on at June 30, 1997. The Association has the ability to draw additional borrowings of approximately $3,170,000, based upon its current investment in FHLB stock and investment securities pledged.

         Deposits of $100,000 or More. The following table indicates the amount of the Company's deposit accounts of $100,000 or more as of June 30, 1997, including term certificate accounts separated by time remaining until maturity.


                                                                       Amount
                                                                  (In thousands)
Term certificate accounts:
  Maturity Period
-----------------
  Within three months..........................................       $ 2,182
  Three through six months.....................................         5,594
  Six through twelve months....................................         3,986
  Over twelve months...........................................         2,147
                                                                      -------
    Total......................................................        13,909
Money market accounts..........................................         3,983
                                                                      -------
    Total......................................................      $ 17,892
                                                                      =======


Borrowings

         Deposits are the primary source of funds for the Company's lending and investment activities and for its general business purposes. The Association obtains advances from the FHLB of Des Moines to supplement its supply of lendable funds. Advances from the FHLB of Des Moines are typically secured by a pledge of the Association's stock in the FHLB of Des Moines and a portion of the Association's investment securities. At June 30, 1997, the Association had advances outstanding of $3.5 million. The Association, if the need arises, may also access the discount window of the Board of Governors of the Federal Reserve System ("Federal Reserve Board") to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At June 30, 1997, the Company and the Association had no borrowings from the Federal Reserve Board.

Personnel

         The Company has no employees other than executive officers. As of June 30, 1997, the Association had 9 full-time and 2 part-time employees. None of the Association's employees are represented by a collective bargaining group.

Regulation

         Set forth below is a brief description of certain laws which related to the regulation of the Company and the Association. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Regulation of the Company

         General. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, should such subsidiaries be formed, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Association and not for the benefit of stockholders of the Company.

         Qualified Thrift Lender Test. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Association satisfies the Qualified Thrift Lender ("QTL") test. If the
Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Association or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL and were acquired in a supervisory acquisition. See "- Regulation of the Association - Qualified Thrift Lender Test."

Regulation of the Association

         General. As a federally chartered, SAIF-insured savings association, the Association is subject to extensive regulation by the OTS and the Federal Deposit Insurance Corporation ("FDIC"). Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Association is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

         Insurance of Deposit Accounts. The Association's deposit accounts are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

         The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. In addition, the FDIC is authorized to increase deposit insurance rates on a semi-annual basis if it determines that such action is necessary to cause the balance in the SAIF to reach the designated reserve ratio of 1.25% of SAIF-insured deposits within a reasonable period of time. The FDIC may impose special assessments of SAIF members to repay amounts borrowed from the U.S. Treasury or for any other reason deemed necessary by the FDIC. Prior to September 30, 1996, savings associations paid within a range of .23% to .31% of domestic deposits and the SAIF was substantially underfunded. By comparison, prior to September 30, 1996, members of the Bank Insurance Fund ("BIF"), predominantly commercial banks, were required to pay substantially lower, or virtually no, federal deposit insurance premiums.

         Effective September 30, 1996, federal law was revised to mandate a one-time special assessment on SAIF members such as the Association of approximately .657% of deposits held on March 31, 1995. The Association recorded a $237,000 pre-tax expense for this assessment for the year ended June 30, 1997, recognized in the first fiscal quarter. Beginning January 1, 1997, deposit insurance assessments for SAIF members were reduced to approximately .064% of deposits on an annual basis; this rate may continue through the end of 1999. During this same period, BIF members are expected to be assessed approximately
 .013% of deposits. Thereafter, assessments for BIF and SAIF members should be the same and the SAIF and BIF may be merged. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations. As a result of these changes, beginning January 1, 1997, the rate of deposit insurance assessed the Association declined by approximately 70% from rates in effect prior to September 30, 1996.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. The Association's regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of June 30, 1997.

         Interest-Rate Risk (IRR). As a financial institution regulated by the OTS, the Association is required to measure and monitor its sensitivity to interest rate movements. OTS-regulated institutions meeting certain conditions have the option of utilizing the OTS-established IRR measurement model, or developing an in-house model. The Association has chosen to meet its IRR sensitivity modeling requirements through use of the OTS's Net Present Value
(NPV) model. This model measures how the net present value of an institution's assets, liabilities and off-balance-sheet items would change in the event of a range of assumed changes in market interest rates. These computations estimate the effect on NPV of a permanent and instantaneous change in market interest rates of plus or minus 100, 200, 300, and 400 basis points (bps). The Board has established acceptable ranges for the NPV changes across these various scenarios.

         The following table sets forth the interest-rate risk measures, as calculated by the OTS's NPV model, for the Association at June 30, 1997 and 1996, given an instantaneous and permanent increase in market interest rates.


                                                                            June 30,
                                                                     -------------------

                                                                      1997          1996
                                                                     ------        -----
         Risk Measures:
         --------------
         200 Basis point rate shock
         Pre-shock NPV ratio: NPV as % of present value of assets    15.48%        21.94%
         Exposure measure: Post-shock NPV ratio:                     12.95%        20.39%
         Sensitivity measure: Change in NPV ratio:                  (253) bps    (155) bps



         Calculations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit run-off, and should not be relied upon as indicative of actual results. Further, the calculations do not contemplate any actions the Association may undertake in response to changes in interest rates. Nevertheless, the Association's IRR sensitivity has increased over the twelve months ended June 30, 1997, as a result of dividends paid from the Association to the Company and increased loan production and investment purchases funded by short- and intermediate-term deposits and FHLB advances.

         Savings associations with a greater than "normal" level of interest rate exposure may, in the future, be subject to a deduction from capital for an interest rate risk ("IRR") component for purposes of calculating their risk-based capital requirement.

         Dividend and Other Capital Distribution Limitations. OTS regulations require the Association to give the OTS 30 days advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company.

         OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. At June 30, 1997, the Association was a Tier 1 institution. In the event the Association's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Association's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

         In addition, the Association may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Association below the amount required for the liquidation account to be established pursuant to the Association's plan of conversion. During the year ended June 30, 1997, the Association declared and paid a $2.0 million dividend to the Company.

         Qualified Thrift Lender Test. Savings institutions must meet a QTL test. If the Association maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-related securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Des Moines. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 20% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. As of June 30, 1997, the Association was in compliance with its QTL requirement with 74.50% of its assets invested in QTIs.

         Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations.

         Federal Home Loan Bank System. The Association is a member of the FHLB of Des Moines, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB

System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At June 30, 1997, the Association was in compliance with these requirements.

Item 2.  Description of Property
--------------------------------

         (a) Properties.

         The Company owns no real property but utilizes the offices of the Association. The Association owns its main office located at 301 South Washington Street, Redwood Falls, Minnesota and one full-service branch office located at 824 East Lincoln Street, Olivia, Minnesota. The Association also owns a building adjacent to the branch office and two lots in Redwood Falls, Minnesota. In May 1997, the Association purchased two vacant lots in Redwood Falls for possible future expansion.

         (b) Investment Policies.

         See "Item 1. Business" above for a general description of the Association's investment policies and any regulatory or Board of Directors' percentage of assets limitations regarding certain investments.

         (1)  Investments in Real Estate or Interests in Real Estate.  See "Item
1. Business - Lending Activities," "Item 1. Business - Regulation of the Association," and "Item 2. Description of Property. (a) Properties" above.

         (2) Investments in Real Estate Mortgages. See "Item 1. Business - Lending Activities" and "Item 1. Business - Regulation of the Association."

         (3) Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See "Item 1. Business - Lending Activities" and "Item 1. Business - Regulation of the Association."

         (c)  Description of Real Estate and Operating Data.

         Not Applicable.

Item 3.  Legal Proceedings
--------------------------

         The Company and the Association, from time to time, are parties to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Association holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company and the Association. No claims or lawsuits were pending or threatened at June 30, 1997.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1997.

                                     PART II


Item 5.  Market for the Registrant's Common Equity and Related Stockholder
--------------------------------------------------------------------------
         Matters
         -------

         The information contained under the section captioned "Stock Market Information" in the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1997 (the "Annual Report"), is incorporated herein by reference.


Item 6.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7.  Financial Statements
-----------------------------

         The  Association's   consolidated  financial  statements  required  are
contained in the Annual Report and are incorporated herein by reference.

Item 8.  Changes in and Disagreements With Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure
         --------------------

         Not Applicable.


                                    PART III

Item 9.  Directors,  Executive Officers,  Promoters and Control Persons;
------------------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------

         The information contained under the section captioned "I -- Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers" in the proxy statement for the Annual Meeting of Stockholders of the Company to be held October 30, 1997, (the "Proxy Statement") is incorporated herein by reference.

Item 10. Executive Compensation
-------------------------------

         The information contained under the section captioned "Director and Executive Officer Compensation - Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

         (a)      Security Ownership of Certain Beneficial Owners

                  Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

         (b)      Security Ownership of Management

                  Information required by this item is incorporated herein by reference to the section captioned "I -- Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers" in the Proxy Statement.

         (c) Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The information required by this item is incorporated herein by reference to the sections captioned "Certain Relationships and Related Transactions" and "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

Item 13.  Exhibits, List and Reports on Form 8-K
------------------------------------------------

         (a)      The following documents are filed as a part of this report:

                  1. The following financial statements and the report of independent accountants of the Company included in the Annual Report to Stockholders of the Company for the fiscal year ending June 30, 1997, are incorporated herein by reference.

         Report of Independent Auditors

         Consolidated Statements of Financial Condition as of June 30, 1997 and 1996

         Consolidated Statements of Earnings for the Years Ended June 30, 1997, 1996, and 1995

         Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 1997, 1996, and 1995

         Consolidated Statements of Cash Flows for the Years Ended June 30, 1997, 1996, and 1995

         Notes to Consolidated Financial Statements.

                  2. Financial Statement Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission ("SEC") are not required under the related instructions or are inapplicable and therefore have been omitted.

                  3. The following exhibits are included in this Report or incorporated herein by reference:

                  (a)      List of Exhibits:

                  3.1      Articles of Incorporation of Redwood Financial, Inc.*

                  3.2      Bylaws of Redwood Financial, Inc.*

                  10.1     Employment contract with Paul W. Pryor

                  10.2     1995 Stock Option Plan**

                  10.3     Management Stock Bonus Plan**

                  10.4     1997 Directors Stock Option Plan

                  13 Annual Report to Stockholders for the fiscal year ended June 30, 1997.

                  21       Subsidiaries of the Registrant***

                  23       Consent of KPMG Peat Marwick LLP

                  27       Financial Data Schedule

(b)               Reports on Form 8-K.

                  None.

-------------------
* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (33-90560) declared effective by the Commission on May 15, 1995.

** Incorporated by reference to the proxy statement for the special meeting of stockholders held on January 17, 1996, and filed with the SEC on December 5, 1995 (File No. 0-25884).

*** Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995 (File No. 0-25884).

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          REDWOOD FINANCIAL, INC.


Dated: September 9, 1997                  By:  /s/ Paul W. Pryor
                                               ------------------
                                              Paul W. Pryor
                                              President, Chief Executive
                                              Officer and Director
                                              (Duly Authorized Representative)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:     /s/ Paul W. Pryor                       By:  /s/ James P. Tersteeg
       ------------------                            ---------------------
       Paul W. Pryor                                 James P. Tersteeg
       President, Chief Executive Officer            Chairman of the Board
       and Director
       (Principal Executive Officer)

Date:  September 9, 1997                        Date:  September 9, 1997


By:    /s/ J. Scott Nelson                      By:    /s/ Blaine C. Farnberg
       -------------------                             ----------------------
       J. Scott Nelson                                 Blaine C. Farnberg
       Vice Chairman of the Board                      Director

Date:  September 9, 1997                        Date:  September 9, 1997


By:    /s/ Thomas W. Stotesbery                 By:  /s/ Donald C. Orth
       ------------------------                      ------------------
       Thomas W. Stotesbery                          Donald C. Orth
       Director                                      Vice President and Director


Date:  September 9, 1997                        Date: September 9, 1997


By:    /s/ Anthony H. Acker
       --------------------
       Anthony H. Acker
       Chief Financial Officer
       (Principal Accounting and Financial Officer)

Date:  September 9, 1997