Form 10QSB
period 1997-09-30
REDWOOD FINANCIAL INC /MN/
filed 1997-11-13
CIK 942895

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                 ----------------------------------------------

                                   FORM 10-QSB

   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1997

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from                  to
                                           ----------------    -----------------

                         Commission File Number 0-25884

                             REDWOOD FINANCIAL, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                  Minnesota                                  41-1807233
--------------------------------------------------------------------------------
 (State or other jurisdiction of incorporation      (IRS Employer Identification
                or organization)                              Number)

P.O. Box 317, 301 S. Washington St., Redwood Falls, Minnesota       56283-0317
-------------------------------------------------------------       ----------
      (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:   (507) 637-8730

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                        [X]  Yes     [ ]    No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 15, 1997:

                 Class                                              Outstanding
                 -----                                              -----------

    Common stock, par value $0.10 per share                           913,782

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

                                    CONTENTS

PART I - FINANCIAL INFORMATION

                                                                            Page
       Item 1:     Financial Statements

                   Consolidated Balance Sheets at September 30, 1997 and
                   June 30, 1997                                               3

                   Consolidated Statements of Earnings for the Three
                   months ended September 30, 1997 and 1996                    4

                   Consolidated Statement of Stockholders' Equity
                   for the Three months ended September 30, 1997               5

                   Consolidated Statements of Cash Flows for the
                   Three months ended September 30, 1997 and 1996              6

                   Notes to Consolidated Financial Statements               7-10

       Item 2:     Management's Discussion and Analysis of
                   Financial Condition and Results of Operations           11-18

PART II - OTHER INFORMATION
       Item 1:     Legal Proceedings                                          19
       Item 2:     Changes in Securities                                      19
       Item 3:     Defaults Upon Senior Securities                            19
       Item 4:     Submission of Matters to a Vote of Security Holders        19
       Item 5:     Other Information                                          19
       Item 6:     Exhibits and Reports on Form 8-K                           19
       Signatures                                                             20

                     REDWOOD FINANCIAL, INC., AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
                          Item 1 - Financial Statements

                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                                  September 30,                   June 30,
                                         Assets                                        1997                         1997

------------------------------------------------------------------------------------------------------------------------------
Cash                                                                         $               15,404                    15,314
Interest-bearing deposits with banks                                                        581,482                   748,478
------------------------------------------------------------------------------------------------------------------------------
                                  Cash and cash equivalents                                 596,886                   763,792
------------------------------------------------------------------------------------------------------------------------------

Securities available for sale:
     Mortgage-backed and related securities (amortized cost                              10,380,915                 8,149,752
       $10,286,229 and $8,143,694, respectively)
     Investment securities (amortized cost $6,992,841 and                                 7,008,525                 6,981,250
       $6,992,534, respectively)
------------------------------------------------------------------------------------------------------------------------------
                          Total securities available for sale                            17,389,440                15,131,002
------------------------------------------------------------------------------------------------------------------------------

Securities held to maturity:
     Mortgage-backed and related securities (market value                                13,225,659                13,873,801
       $13,435,893 and $14,082,280, respectively)
     Investment securities (market value $9,919,507 and                                   9,895,403                10,395,659
       $10,399,446, respectively)
------------------------------------------------------------------------------------------------------------------------------
                           Total securities held to maturity                             23,121,062                24,269,460
------------------------------------------------------------------------------------------------------------------------------

Loans receivable, net                                                                    22,356,259                20,766,539
Federal Home Loan Bank stock, at cost                                                       333,500                   333,500
Accrued interest receivable                                                                 543,421                   613,357
Premises and equipment, net                                                                 254,488                   212,067
Real Estate, net                                                                                  0                    13,520
Other assets                                                                                 56,121                    65,679

------------------------------------------------------------------------------------------------------------------------------
                                      Total Assets                           $           64,651,177                62,168,916
------------------------------------------------------------------------------------------------------------------------------

                          Liabilities and Stockholders' Equity

------------------------------------------------------------------------------------------------------------------------------
Deposits                                                                                 45,780,689                46,093,213
Federal Home Loan Bank advances                                                           6,600,000                 3,500,000
Advance payments by borrowers for taxes and insurance                                       106,983                    69,744
Accrued expenses and other liabilities                                                      178,413                   163,926

------------------------------------------------------------------------------------------------------------------------------
                                   Total Liabilities                                     52,666,085                49,826,883
------------------------------------------------------------------------------------------------------------------------------

Common stock ($.10 par value): Authorized and issued
 1,125,000 shares; outstanding 913,782 shares at
 September 30, 1997; 961,875 shares at June 30, 1997                                        112,500                   112,500
Additional paid-in capital                                                                8,471,610                 8,467,833
Retained earnings, subject to certain restrictions                                        6,495,481                 6,369,591
Net unrealized gain (loss) on securities available for sale                                  37,133                    (3,135)
Unearned employee stock ownership plan shares                                              (512,944)                 (529,504)
Unearned management stock bonus plan shares                                                (285,141)                 (306,797)
Treasury stock, at cost; 211,218 shares at
 September 30, 1997; 163,125 shares at June 30, 1997                                     (2,333,547)               (1,768,455)

------------------------------------------------------------------------------------------------------------------------------
                               Total Stockholders' Equity                                11,985,092                12,342,033
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
                       Total Liabilities and Stockholders' Equity            $           64,651,177                62,168,916
------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited financial statements

                                   REDWOOD FINANCIAL, INC. AND SUBSIDIARY
                                     Consolidated Statements of Earnings
                                               (Unaudited)

                                                                                  Three months
                                                                              ended September 30,
                                                                    -------------------------------------
                                                                               1997           1996
 ---------------------------------------------------------------------------------------------------------
Interest income:
    Loans receivable                                                $           466,116          363,720
    Securities held to maturity:
      Mortgage-backed and related securities                                    231,493          270,807
      Investment securities                                                     150,710          226,074
    Securities available for sale:
      Mortgage-backed and related securities                                    164,797                0
      Investment securities                                                     127,746                0
    Cash equivalents                                                             13,416           49,160
---------------------------------------------------------------------------------------------------------
      Total interest income                                                   1,154,278          909,761

Interest Expense:
    Deposits                                                                    634,303          507,196
    Federal Home Loan Bank advances                                              65,284                0
---------------------------------------------------------------------------------------------------------
      Total interest expense                                                    699,587          507,196

    Net interest income                                                         454,691          402,565

Provision for losses on loans                                                         0                0
---------------------------------------------------------------------------------------------------------

    Net interest income after provision
      for losses on loans                                                       454,691          402,565

Noninterest income:
    Fees and service charges                                                     12,573           13,974
    Other                                                                           878              959
---------------------------------------------------------------------------------------------------------
      Total noninterest income                                                   13,451           14,933

Noninterest expense:
    Compensation and employee benefits                                          188,979          166,737
    Advertising                                                                   6,162            3,096
    Occupancy                                                                     6,658            7,603
    Federal deposit insurance premiums                                            6,986           21,340
    Professional fees                                                            30,253           35,983
    Deposit insurance fund assessment                                                 0          237,085
    Other                                                                        28,510           23,324
---------------------------------------------------------------------------------------------------------
      Total noninterest expense                                                 267,548          495,168
---------------------------------------------------------------------------------------------------------

      Earnings before income taxes                                              200,594          (77,670)

Income tax expense (benefit)                                                     74,704          (40,123)
---------------------------------------------------------------------------------------------------------

      Net earnings                                                  $           125,890          (37,547)
---------------------------------------------------------------------------------------------------------

Net earnings per common share                                       $              0.14            (0.04)
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
Weighted average number of shares outstanding                                   881,618          995,317
---------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited financial statements

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY
                 Consolidated Statement of Stockholders' Equity

                                                                     Net      Unearned
                                                                  unrealized  Employee      Unearned
                                                                    gain on    Stock       management
                                           Additional             Securities Ownership     stock bonus                    Total
                                  Common    Paid in     Retained   available   Plan        recognition      Treasury  stockholders'
                                  Stock     Capital     Earnings   for sale    Shares      plan shares        Stock      equity
------------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1997            112,500  8,467,833   6,369,591     (3,135)   (529,504)     (306,797)   (1,768,455)   12,342,033

 Net Earnings                                            125,890                                                          125,890

 Stock Repurchases                                                                                         (565,092)     (565,092)

  Net unrealized gain on
  securities available for sale                                      40,268                                                40,268

 Earned employee stock
  ownership plan shares                        3,777                             16,560                                    20,337

 Earned management
  stock bonus plan shares                                                                      21,656                      21,656

------------------------------------------------------------------------------------------------------------------------------------

Balance,  September 30, 1997      112,500  8,471,610   6,495,481     37,133    (512,944)     (285,141)   (2,333,547)   11,985,092
------------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to unaudited financial statements

                     REDWOOD FINANCIAL, INC., AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                     Three months
                                                                                                  ended September 30,
                                                                                                  -------------------
                                                                                                  1997         1996
---------------------------------------------------------------------------------------------------------------------------
Operating Activities:
 Net earnings (loss)                                                                      $        125,890         (37,547)
 Adjustments to reconcile net earnings to net cash
  provided by operations
      Depreciation                                                                                   3,963           4,576
      Amortization of premiums and discounts on investment
          securities, mortgage-backed and related securities
          and loans receivable, net                                                                 (5,207)         (9,845)
      Decrease in other assets                                                                       9,558          19,092
      Decrease in accrued interest receivable                                                       69,936         149,006
      Increase in accrued interest payable                                                         410,917         320,011
      Amortization of unearned ESOP shares                                                          16,560          16,560
      Earned ESOP shares priced above original cost                                                  3,777           2,588
      Earned Management Stock Bonus Plan shares                                                     21,656          21,656
      Increase in accrued expenses and other liabilities                                            13,693         133,597
      Increase in deferred income taxes                                                            (26,052)              0

---------------------------------------------------------------------------------------------------------------------------
                    Net cash provided by operating activities                                      644,691         619,694

Investing Activities:
  Proceeds from maturities of investment securities held to maturity                               500,000         600,000
  Principal collected on mortgage-backed and related securities held to maturity                   902,311         421,349
  Purchases of mortgage-backed and related securities available for sale                        (2,503,927)              0
  Principal collected on mortgage-backed and related securities available for sale                  63,200               0
  Increase in loans receivable, net                                                             (1,575,503)       (715,149)
  Purchases of premises and equipment                                                              (46,384)        (14,700)

---------------------------------------------------------------------------------------------------------------------------
                    Net cash (used) provided by investing activities                            (2,660,303)        291,500

Financing Activities:
  Decrease in deposits, net                                                                       (723,441)       (952,119)
  Increase in advance payments by borrowers for taxes and insurance                                 37,239          38,886
  Proceeds from Federal Home Loan Bank advances                                                  4,700,000               0
  Repayment of Federal Home Loan Bank advances                                                  (1,600,000)              0
  Repurchase of common stock                                                                      (565,092)              0

---------------------------------------------------------------------------------------------------------------------------
                    Net cash provided (used) by financing activities                             1,848,706        (913,233)

---------------------------------------------------------------------------------------------------------------------------
                    Decrease in cash and cash equivalents                                         (166,906)         (2,039)


Cash and cash equivalents, beginning of period                                                     763,792       2,873,163

---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                  $        596,886       2,871,124

---------------------------------------------------------------------------------------------------------------------------

Supplemental cash flow disclosures:
  Cash paid for interest                                                                  $        288,670         187,185
  Cash paid for income taxes                                                                        62,705          51,850

Supplemental noncash disclosures:
  Transfer of real estate to loans                                                                  13,520               0


See accompanying notes to unaudited financial statements

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                               September 30, 1997
                                   (Unaudited)


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

       The Company commenced on May 22, 1995 a Subscription and Community Offering of its shares (the Offering) in connection with the conversion of the Association. The Offering was closed on June 22, 1995 and the conversion was completed July 7, 1995 (see note 5).

(2)     Basis of Presentation

       The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of earnings, consolidated statement of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statements of earnings for the three months ended September 30, 1997 are not necessarily indicative of the results which may be expected for the entire year.

       The material contained herein is written with the presumption that the users of the interim financial statements have read or have access to the most recent Annual Report on Form 10- KSB of Redwood Financial, Inc., which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 1997 and for the year then ended.

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

(4)     Regulatory Capital Requirements

        At September 30, 1997, the Association met each of the three current minimum regulatory capital requirements. The following table summarizes the Association's regulatory capital position at September 30, 1997:

                                                                                                To Be Well
                                                                                             Capitalized Under
                                                                                             Prompt Corrective
                                              Actual                   Required              Action Provisions
                                              ------                   --------              -----------------
                                        Amount     Ratio          Amount        Ratio         Amount     Ratio
                                        ------     -----          ------        -----         ------     -----
       Association's Net Worth          $8,555

       Less:  AFS Market                    37
         Valuation

       Tangible Capital                   8,518      13.49%       $  947         1.50%          n/a        n/a
         (to tangible assets)

       Core Capital                       8,518      13.49%        1,894         3.00%       $3,157       5.00%
         (to adjusted tangible assets)

       Core Capital                       8,518      41.99%          n/a          n/a         1,217       6.00%
         (to risk-weighted assets)

       Plus: Allowable portion of           213
         general allowance for
         loan losses

       Risk-based Capital                $8,731      43.04%       $1,623         8.00%       $2,029      10.00%
         (to risk-weighted assets)

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

(6)  Stock Repurchases

     During the three months ended September 30, 1997, the Company purchased 48,093 shares of its outstanding common stock, or 5% of its previously outstanding common stock. As a result of the stock repurchase program, the Company has now outstanding 913,782 shares of common stock. The Company has applied to the Office of Thrift Supervision for permission to repurchase an additional 5% of its outstanding stock, or 45,689 shares. The following summarizes the Company's common stock repurchases during the quarter:

           Date Purchased             Shares Purchased        Price per share
           --------------             ----------------        ---------------
           September 11, 1997             28,000                  $11.75
           September 12, 1997             20,093                  $11.75

(7)  New Accounting Standards

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 Earnings per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 supercedes the standards for computing EPS previously found in Accounting Principles Board (APB) Opinion No. 15, Earnings per Share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. SFAS No. 128 requires restatement of all prior-period EPS data presented. Management is currently determining what effect SFAS No. 128 will have on the Company's earnings per share calculation.

                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY


       In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure," which codifies existing disclosure requirements regarding capital structure. SFAS No. 129 is not expected to have a significant impact on the Company's current capital structure disclosures.

       In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Management is currently determining what effect adoption of this statement will have on the reporting of its financial information.


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

Financial Condition

The Company's total assets increased by $2,482,000, or 3.99%, from $62,169,000 at June 30, 1997 to $64,651,000 at September 30, 1997. The increase in the Company's assets reflected an increase in the level of Federal Home Loan Bank
(FHLB) advances during the three months ended September 30, 1997. These advances were used to fund increased loan production and purchases of mortgage-backed securities and to offset a net deposit outflow during the this three month period.

Cash and cash equivalents decreased by $167,000, or 21.86%, from $764,000 at June 30, 1997 to $597,000 at September 30, 1997. The decrease in cash was primarily due to the use of funds for the aforementioned increase in loan production, mortgage-backed securities purchases, and net deposit outflows during the three months ended September 30, 1997. The Company continues to maintain lower levels of cash and cash equivalents in order to enhance overall yield.

                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY


The Company's loans receivable, net, increased $1,589,000, or 7.65% during the three months ended September 30, 1997. The increase in loans was a result of increased loan demand in the Company's market and primarily includes 1-4 family residential mortgage loans and multifamily mortgage loans. The continued increase in the Company's loan portfolio will increase the Company's credit risk exposure.

The Company's investment securities, including mortgage-backed and related securities, designated as held to maturity decreased $1,148,000, or 4.73% from June 30, 1997 to September 30, 1997. The decrease in investment securities, including mortgage-backed and related securities designated held to maturity is due to the Company's investment objective of designating select new investment security purchases, including purchases of mortgage-backed and related securities as available for sale. No securities designated held to maturity were purchased or sold during the three months ended September 30, 1997. No change in this strategy is anticipated.

The Company's investment securities, including mortgage-backed securities designated available for sale increased 14.92% or $2,258,000 during the three months ended September 30, 1997. The increase primarily included the purchase of 7-year balloon mortgage-backed securities. Purchases of these mortgage-backed securities totaled approximately $2,504,000 during this three month period. In addition, the carrying value of the Company's investment securities, including mortgage-backed securities reflected a $40,000 increase due to market value appreciation.

The Company's deposits, including accrued interest payable, decreased by $312,000, or 0.68%, from $46,093,000 at June 30, 1997 to $45,781,000 at
September 30, 1997. At September 30, 1997, the Company's FHLB advances totaled $6,600,000, an increase of $3,100,000, or 88.57% from $3,500,000 at June 30,
1997. The advances were utilized to fund increased loan production and mortgage-backed securities purchases during this three month period. The Company may continue to increase its use of FHLB advances pending the interest rate and other terms of future advance offerings. FHLB advances provide an alternative source of funds for the Company, at costs substantially equivalent to, or lower than its retail deposit products.

In order to leverage its capital, the Company may continue to seek additional deposits through traditional deposit products and new deposit products, as well as increase utilization of FHLB advances, to fund loan growth and investment purchases.

                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY


Results of Operations

Net Earnings

Net earnings were $126,000 for the quarter ended September 30, 1997, as compared to a net loss of $38,000 for the quarter ended September 30, 1996. This represented an increase of $164,000. The increase in net earnings was primarily attributable to the $237,000, pre-tax special assessment required by the Federal Deposit Insurance Corporation levied on thrift institutions as part of the omnibus appropriations bill of September 30, 1996. The increase in net earnings was also attributable to a $52,000 increase, or 12.90% in net interest income. The increase in net interest income was primarily a result of the use of funds obtained from recent advances to fund loan originations and to purchase investment securities, including mortgage-backed securities. Net earnings were also impacted by a $10,000 increase, or 3.88% in noninterest expense, excluding the $237,000 special assessment, and a $115,000, or 287.50% increase in income tax expense.

Net Interest Income

Net interest income increased by $52,000, or 12.90%, from $403,000 for the quarter ended September 30, 1996 to $455,000 for the quarter ended September 30, 1997. The increase in net interest income is due to growth of the Company over the last twelve months and a change in the mix of the Company's interest earning-assets into higher yielding loans and investment securities.

The Company's average interest earning assets increased $11,474,000, or 22.35% from $51,330,000 at September 30, 1996, to $62,804,000 at September 30, 1997.
Similarly, the Company's average interest-bearing liabilities increased $12,488,000, or 32.89% from $37,967,000 at September 30, 1996 to $50,455,000 at
September 30, 1997. The Company's interest-bearing liabilities increased at a faster rate than its interest-earning assets due primarily to the financing of stock repurchases over the previous 12 months.

The increase in net interest income was also affected by a change in the mix of the Company's interest earning assets. As a result, net interest income was also impacted by an increase in the net interest spread from 1.75% for the three months ended September 30, 1996 to 1.81% for the three months ended September 30, 1997.


                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY


Interest Income

Interest income was $1,154,000 for the quarter ended September 30, 1997, as compared to $910,000 for the quarter ended September 30, 1996, representing an increase of $244,000, or 26.81%. The increase in interest income was primarily due to the aforementioned increase in interest-earning assets. The increase in interest income was also affected by an increase in the overall yield on interest-earning assets. For the quarter ended September 30, 1997, the yield on interest-earning assets was 7.35%, as compared to 7.09% for the quarter ended September 30, 1996. The increase in yield on interest-earning assets was due primarily to a change in the composition of the Company's interest-earning assets, particularly the larger loan portfolio in the quarter ended September 30, 1997.

Interest on loans receivable increased by $102,000, or 28.02%, to $466,000 for the quarter ended September 30, 1997, as compared to $364,000 for the quarter ended September 30, 1996. Such increase was due to a $4,626,000, or 27.34% increase in the average balance of loans receivable from $16,922,000 for the quarter ended September 30, 1996 to $21,548,000 for the quarter ended September 30, 1997. The increase in interest on loans receivable was also affected by an increase in the average yield on loans receivable from 8.60% for the quarter ended September 30, 1996, to 8.65% for the quarter ended September 30, 1997.

Since January 1997, management has designated all purchases of mortgage-backed and related securities as available for sale. As a result of this strategy, interest income on mortgage-backed and related securities held to maturity declined $40,000, or 14.76% from $271,000 for the three months ended September 30, 1996 to $231,000 for the three months ended September 30, 1997. The decrease in interest income on mortgage-backed and related securities held to maturity is a result of a $2,018,000 decrease, or 12.92% in the average balance of mortgage-backed and related securities held to maturity in comparison of the quarters ended September 30, 1997 and 1996, respectively. This decrease was also affected by a slight decrease in the yield on the mortgage-backed and related securities held to maturity from 6.93% for the quarter ended September 30, 1996, to 6.81% for the quarter ended September 30, 1997.

Interest income on mortgage-backed and related securities available for sale was $165,000 and $0 for the quarters ended September 30, 1997 and 1996, respectively. The yield on the Company's mortgage-backed securities portfolio available for sale was 6.93% for the quarter ended September 30, 1997.

                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY


As with the Company's mortgage-backed and related securities purchases, management has designated all purchases of investment securities as available for sale since January 1997. As a result of this strategy, interest income on investment securities held to maturity, declined $75,000, or 33.19% from $226,000 for the three months ended September 30, 1996 to $151,000 for the three months ended September 30, 1997. The net decrease in interest income on investment securities designated held to maturity is a result of a $4,812,000 decrease, or 32.43% in the average balance of investment securities held to maturity in comparison of the quarters ended September 30, 1997 and 1996, respectively. This decrease was also affected by a slight decrease in the yield on the investment securities held to maturity from 5.93% for the quarter ended September 30, 1996, to 5.78% for the quarter ended September 30, 1997.

Interest income on investment securities available for sale was $128,000 and $0 for the quarters ended September 30, 1997 and 1996, respectively. The yield on the Company's investment securities portfolio designated available for sale was 7.29% for the quarter ended September 30, 1997.

Interest income on cash and cash equivalents decreased by $36,000, or 73.47% for the quarters ended September 30, 1997 and 1996, respectively. The decrease is a result of management's decision to decrease its cash on hand in order to enhance overall yield.

Interest Expense

Interest expense increased by $193,000, or 38.07%, from $507,000 for the quarter ended September 30,1996 to $700,000 for the quarter ended September 30, 1997. The increase in interest expense resulted from a $7,813,000, or 20.58% increase in the average balance of deposits from $37,967,000 for the quarter ended September 30, 1996 to $45,780,000 for the quarter ended September 30, 1997. The increase in interest expense was also impacted by a slight increase in the average cost of deposits to 5.54% during the quarter ended September 30, 1997, as compared to 5.34% for the quarter ended September 30, 1996. The increase in the Company's deposit base was primarily affected by an increase in funds attracted from local municipal entities. These funds are typically more volatile and more costly than traditional retail deposits.

The increase in interest expense also was affected by interest expense on FHLB advances. During the quarters ended September 30, 1997 and 1996, interest expense on FHLB advances totaled $65,000 and $0, respectively. The Company utilizes FHLB advances to fund increases in loan production and purchases of investment securities, including mortgage-backed and related securities.

                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY


Provision for Loan Losses

The Company's provision for loan losses was $0 and $0 for the three months ended September 30, 1997 and 1996, respectively. Due to lack of substantive problem loans (i.e. few nonaccrual loans) during these periods and stable real estate values in the Company's market area, management believes that the allowance for loan losses was adequate throughout these periods. The allowance for loan losses was maintained at $213,000 at September 30, 1997 and 1996. The Company's net loan charge-offs were $0 and $0 for the three months ended September 30, 1997 and 1996, respectively. At September 30, 1997 and 1996, the allowance for loan losses represented 0.94% and 1.02%, respectively, of loans receivable. Nonaccrual loans totaled $0 and $29,000 at September 30, 1997 and 1996, respectively.

Noninterest Income

The level of noninterest income remained nearly unchanged for the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996. For the quarters ended September 30, 1997 and 1996, noninterest income totaled $13,000 and $15,000, respectively.

Noninterest Expense

Noninterest expense decreased by $227,000, or 45.86%, from $495,000 for the quarter ended September 30, 1996 to $268,000 for the quarter ended September 30, 1997. The decrease in total noninterest expense was primarily due to the aforementioned pre-tax $237,000 one time special deposit insurance fund assessment in the quarter ended September 30, 1996. This decrease was also impacted by a $22,000, or 13.17% increase in compensation and employee benefits expense, a $14,000, or 66.67% decrease in federal deposit insurance premiums, a $6,000, or 16.67% decrease in professional fees, and a $6,000, or 26.09% increase in other expenses. The increase in compensation and employee benefits is primarily due to an increase in staff. The decrease in federal deposit insurance premiums is due to lower deposit insurance fund assessments as a result of federal legislation enacted in 1996.

Income Taxes

The Company's income taxes increased by $115,000, from a tax benefit of $40,000 for the quarter ended September 30, 1996, to a tax expense of $75,000 for the quarter ended September 30, 1997. The change in income taxes was due primarily to an increase in pre-tax earnings of $279,000, from a pre-tax loss of $78,000 for the quarter ended September 30, 1996 to pre-tax earnings of $201,000 for the quarter ended September 30, 1997.

                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

Comparison of Operating Results for the Three Months ended September 30, 1997 and 1996

In recent years, significant new federal legislation has imposed numerous new legal and regulatory requirements on financial institutions. In addition to the uncertainties posed by possible legislative change, there are many other uncertainties that may make the Company's historical performance an unreliable indicator of its future performance, and forward-looking information, including projections of future performance, is subject to numerous possible adverse developments, including but not limited to the possibility of adverse economic developments which may increase default and delinquency risks in the Company's loan portfolios; shifts in interest rates which may result in shrinking interest margins; deposits outflows; interest rates on competing investments; demand for financial services and loan products; increases generally in competitive pressure in the banking and financial services industry; changes in accounting policies or guidelines, or monetary and fiscal policies of the federal government; changes in the quality or composition of the Company's loan and investment portfolios; or other significant uncertainties.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, FHLB advances and proceeds from maturing investment securities and principal and interest payments on loans and mortgage-backed and related securities. While maturities and scheduled amortization of mortgage-backed and related securities and loans are a predictable source of funds, deposit flows and mortgage prepayments are generally influenced by general interest rates, economic conditions, competition, and other factors. A substantial portion of the Company's deposits are funds from local government entities.

The primary investing activities of the Company are the origination of loans and the purchase of investment and mortgage-backed and related securities. During the three months ended September 30, 1997 and 1996, the Company's loan portfolio, net, increased $1,576,000 and $715,000, respectively. During the same periods, the Company purchased mortgage-backed and related securities in the amounts of $2,504,000, and $0, respectively. The primary financing activity of the Company is the attraction of savings deposits and utilization of FHLB advances.

The Company has other sources of liquidity if there is a need for funds. The Association has the ability to obtain additional advances from the Federal Home Loan Bank of Des Moines. During the quarters ended September 30, 1997 and 1996, the Association utilized advances of $4,700,000 and $0, respectively. In addition, the Company's designation of selected new investments as available for sale is intended to increase liquidity and overall operational flexibility.

The Association is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be changed at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is currently 5.0%.

                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY


The Company's most liquid assets are cash and cash equivalents. In addition, the Company maintains a portfolio of readily marketable investment securities, including mortgage-backed and related securities which are designated available for sale. The levels of cash and investment securities, including mortgage-backed and related securities, are dependent on the Company's operating, financing, and investing activities during any given period. At September 30, 1997 and 1996, cash and cash equivalents totaled $597,000 and $2,871,000, respectively. Investment securities, including mortgage-backed and related securities designated available for sale total $17,389,000 and $0 at September 30, 1997 and 1996, respectively.

Federal savings institutions are required to satisfy three capital requirements:
(i) a requirement that "tangible capital" equal or excess 1.5% of tangible assets, (ii) a requirement that "core capital" equal or excess 3.0% of adjusted tangible assets, and (iii) a risk-based capital requirement currently of 8.0% of "risk-adjusted" assets. The Association currently meets all three capital requirements.

Recent Developments

Completion  of  Stock   Repurchase   Program  and   Application  for  Additional
Repurchases

On September 3, 1997, the Company announced it had received the necessary regulatory approval to repurchase 5% of its outstanding shares, or 48,093 shares. The Company completed the repurchase as detailed previously in this 10-QSB. On September 26, 1997, the Company announced that it had applied to the Office of Thrift Supervision for permission to repurchase another 5% of its outstanding shares, or 45,689 shares. Regulatory approval is pending.


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

                                 REDWOOD FINANCIAL, INC.
                                 Registrant


Date: October 30, 1997           /s/ Paul W. Pryor
      ----------------           -----------------
                                 Paul W. Pryor, President and Chief Executive
                                 Officer (Duly Authorized Officer)

Date: October 30, 1997           /s/ Anthony H. Acker
      ----------------           --------------------
                                 Anthony H. Acker, Chief Financial Officer
                                 (Principal Accounting Officer)