Form 10QSB
period 1997-12-31
REDWOOD FINANCIAL INC /MN/
filed 1998-02-17
CIK 942895

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                 ----------------------------------------------

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from___________________to___________________

                         Commission File Number 0-25884

                             REDWOOD FINANCIAL, INC.
  ----------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                Minnesota                                   41-1807233
--------------------------------------------------------------------------------
 (State or other jurisdiction of incorporation      (IRS Employer Identification
                or organization)                              Number)

P.O. Box 317, 301 S. Washington St., Redwood Falls, Minnesota      56283-0317
-------------------------------------------------------------    ---------------
               (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:   (507) 637-8730

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                        [X]  Yes     [ ]  No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of January 28, 1998:

                 Class                                   Outstanding
                 -----                                   -----------
         Common stock, par value $0.10 per share            868,093

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

                                    CONTENTS

PART I - FINANCIAL INFORMATION

                                                                           Page
       Item 1:     Financial Statements

                   Consolidated Balance Sheets at December 31, 1997 and
                   June 30, 1997                                              3

                   Consolidated Statements of Earnings for the Three
                   and Six months ended December 31, 1997 and 1996            4

                   Consolidated Statement of Stockholders' Equity
                   for the Six months ended December 31, 1997                 5

                   Consolidated Statements of Cash Flows for the
                   Six months ended December 31, 1997 and 1996                6

                   Notes to Consolidated Financial Statements              7-11

       Item 2:     Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          12-25

PART II - OTHER INFORMATION

       Item 1:     Legal Proceedings                                         26

       Item 2:     Changes in Securities                                     26

       Item 3:     Defaults Upon Senior Securities                           26

       Item 4:     Submission of Matters to a Vote of Security Holders       26

       Item 5:     Other Information                                         26

       Item 6:     Exhibits and Reports on Form 8-K                          26

       Signatures                                                            27

                     REDWOOD FINANCIAL, INC., AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
                          Item 1 - Financial Statements

                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                                    December 31           June 30,
                                    Assets                                             1997                 1997

-------------------------------------------------------------------------------------------------------------------
Cash                                                                              $      14,505             15,314
Interest-bearing deposits with banks                                                  1,730,913            748,478
-------------------------------------------------------------------------------------------------------------------
                             Cash and cash equivalents                                1,745,418            763,792
-------------------------------------------------------------------------------------------------------------------

Securities available for sale:
     Mortgage-backed and related securities (amortized cost                          12,571,756          8,149,752
       $12,506,596 and $8,143,694, respectively)
     Investment securities (amortized cost $6,403,149 and                             6,429,367          6,981,250
       $6,992,534, respectively)
-------------------------------------------------------------------------------------------------------------------
                     Total securities available for sale                             19,001,123         15,131,002
-------------------------------------------------------------------------------------------------------------------

Securities held to maturity:
     Mortgage-backed and related securities (market value                            12,100,866         13,873,801
       $12,265,604 and $14,082,280, respectively)
     Investment securities (market value $8,912,043 and                               8,895,140         10,395,659
       $10,399,446, respectively)
-------------------------------------------------------------------------------------------------------------------
                      Total securities held to maturity                              20,996,006         24,269,460
-------------------------------------------------------------------------------------------------------------------

Loans receivable, net                                                                23,374,423         20,766,539
Federal Home Loan Bank stock, at cost                                                   415,000            333,500
Accrued interest receivable                                                             653,366            613,357
Premises and equipment, net                                                             398,839            212,067
Real Estate, net                                                                              0             13,520
Other assets                                                                            562,863             65,679

-------------------------------------------------------------------------------------------------------------------
                                 Total Assets                                     $  67,147,038         62,168,916
-------------------------------------------------------------------------------------------------------------------

                     Liabilities and Stockholders' Equity

-------------------------------------------------------------------------------------------------------------------
Deposits                                                                             46,979,232         46,093,213
Federal Home Loan Bank advances                                                       8,016,083          3,500,000
Advance payments by borrowers for taxes and insurance                                    63,930             69,744
Accrued expenses and other liabilities                                                  286,388            163,926

-------------------------------------------------------------------------------------------------------------------
                              Total Liabilities                                      55,345,633         49,826,883
-------------------------------------------------------------------------------------------------------------------

Common stock ($.10 par value): Authorized and issued
 1,125,000 shares; outstanding 887,075 shares at
 December 31, 1997; 961,875 shares at June 30, 1997                                     112,500            112,500
Additional paid-in capital                                                            8,476,682          8,467,833
Retained earnings, subject to certain restrictions                                    6,574,634          6,369,591
Net unrealized gain (loss) on securities available for sale                              54,827             (3,135)
Unearned employee stock ownership plan shares                                          (496,384)          (529,504)
Unearned management stock bonus plan shares                                            (263,484)          (306,797)
Treasury stock, at cost; 237,925 shares at
 December 31, 1997; 163,125 shares at June 30, 1997                                  (2,657,370)        (1,768,455)

-------------------------------------------------------------------------------------------------------------------
                          Total Stockholders' Equity                                 11,801,405         12,342,033
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
                  Total Liabilities and Stockholders' Equity                      $  67,147,038         62,168,916
-------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited financial statements

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY
                       Consolidated Statements of Earnings
                                   (Unaudited)

                                                                                 Three months                  Six months
                                                                               ended December 31,           ended December 31,
                                                                               ------------------           ------------------
                                                                              1997          1996           1997         1996

----------------------------------------------------------------------------------------------------------------------------------
Interest income:
    Loans receivable                                                $         487,619       378,600       953,735         740,556
    Securities held to maturity:
      Mortgage-backed and related securities                                  221,540       266,099       453,033         538,670
      Investment securities                                                   144,897       209,841       295,402         435,914
    Securities available for sale:
      Mortgage-backed and related securities                                  170,463             0       335,260               0
      Investment securities                                                   111,602             0       239,553               0
    Cash equivalents                                                           22,109        54,503        35,524         103,664
----------------------------------------------------------------------------------------------------------------------------------
      Total interest income                                                 1,158,230       909,043     2,312,507       1,818,804

Interest Expense:
    Deposits                                                                  634,069       502,095     1,268,372       1,009,291
    Federal Home Loan Bank advances                                           117,951             0       183,234               0
----------------------------------------------------------------------------------------------------------------------------------
      Total interest expense                                                  752,020       502,095     1,451,606       1,009,291

    Net interest income                                                       406,210       406,948       860,901         809,513

Provision for losses on loans                                                       0             0             0               0
----------------------------------------------------------------------------------------------------------------------------------

    Net interest income after provision
      for losses on loans                                                     406,210       406,948       860,901         809,513

Noninterest income:
    Gain on sale of mortgage-backed
     securities available for sale                                              7,871             0         7,871               0
    Fees and service charges                                                   25,230        12,209        37,803          26,183
    Other                                                                         435           503         1,314           1,462
----------------------------------------------------------------------------------------------------------------------------------
      Total noninterest income                                                 33,536        12,712        46,988          27,645

Noninterest expense:
    Compensation and employee benefits                                        220,756       186,276       409,736         353,013
    Advertising                                                                 7,512         5,511        13,673           8,607
    Occupancy                                                                   6,905         6,821        13,048          14,252
    Federal deposit insurance premiums                                          7,552        18,029        14,538          39,369
    Professional fees                                                          27,903       128,255        58,156         164,239
    Data processing expense                                                     8,282             0        12,687               0
    Deposit insurance fund assessment                                               0             0             0         237,085
    Other                                                                      39,586        21,821        64,207          45,316
----------------------------------------------------------------------------------------------------------------------------------
      Total noninterest expense                                               318,496       366,713       586,045         861,881
----------------------------------------------------------------------------------------------------------------------------------

      Earnings before income taxes                                            121,250        52,947       321,844         (24,723)

Income tax expense (benefit)                                                   42,097        17,239       116,801         (22,884)
----------------------------------------------------------------------------------------------------------------------------------

      Net earnings                                                  $          79,153        35,708       205,043          (1,839)
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
Net earnings per common share - Basic                               $            0.10          0.04          0.24            0.00
Net earnings per common share - Diluted                                          0.09          0.04          0.23            0.00
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
Weighted average number of shares outstanding - Basic                         818,324       969,352       841,084         968,313
Weighted average number of shares outstanding - Diluted                       859,507       997,510       877,262         968,313
----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited financial statements

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY
                 Consolidated Statement of Stockholders' Equity

                                                                      Net         Unearned
                                                                    unrealized    Employee    Unearned
                                                                     gain on        Stock    management
                                            Additional             Securities     Ownership stock bonus                  Total
                                   Common     Paid in    Retained   available       Plan    recognition    Treasury   stockholders'
                                    Stock     Capital    Earnings   for sale       Shares   plan shares      Stock       equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1997           $ 112,500  8,467,833   6,369,591     (3,135)     (529,504)    (306,797)  (1,768,455)   12,342,033

 Net Earnings                                             205,043                                                          205,043

 Stock Repurchases                                                                                          (888,915)     (888,915)

  Net unrealized gain on
  securities available for sale                                       57,962                                                57,962

 Earned employee stock
  ownership plan shares                         8,849                               33,120                                  41,969

 Earned management
  stock bonus plan shares                                                                        43,313                     43,313

-----------------------------------------------------------------------------------------------------------------------------------
Balance,  December 31, 1997      $ 112,500  8,476,682   6,574,634     54,827      (496,384)    (263,484)  (2,657,370)   11,801,405

-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited financial statements
                                        5

                     REDWOOD FINANCIAL, INC., AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                   Six months
                                                                                               ended December 31,
                                                                                     -------------------------------------
                                                                                          1997                    1996

--------------------------------------------------------------------------------------------------------------------------------
Operating Activities:
 Net earnings (loss)                                                                 $   205,043                  (1,839)
 Adjustments to reconcile net earnings to net cash
  provided by operations
      Depreciation                                                                        11,073                   9,074
      Amortization of premiums and discounts on investment
          securities, mortgage-backed and related securities
          and loans receivable, net                                                       (9,555)                (19,519)
      Decrease (increase) in other assets                                               (497,184)                 40,472
      Decrease (increase) in accrued interest receivable                                 (40,009)                159,851
      Increase in accrued interest payable                                                31,126                  17,815
      Gain on sale of mortgage-backed securities available for sale                       (7,871)                      0
      Amortization of unearned ESOP shares                                                33,120                  33,120
      Earned ESOP shares priced above original cost                                        8,849                   6,641
      Earned Management Stock Bonus Plan shares                                           43,313                  43,313
      Increase (decrease) in accrued expenses and other liabilities                      122,462                (100,426)
      Increase in deferred income taxes                                                  (38,642)                      0
--------------------------------------------------------------------------------------------------------------------------------
                    Net cash (used) provided by operating activities                    (138,275)                188,502

Investing Activities:
  Proceeds from maturities of investment securities held to maturity                     500,000               4,030,000
  Principal collected on mortgage-backed and related securities held to maturity       2,034,858                 763,883
  Proceeds from maturities of investment securities available for sale                 2,500,000                       0
  Purchases of investment securities available for sale                                 (910,000)                      0
  Purchases of mortgage-backed and related securities available for sale              (5,514,541)                      0
  Principal collected on mortgage-backed and related securities available for sale       181,590                       0
  Proceeds from sales of mortgage-backed securities available for sale                   724,037
  Increase in loans receivable, net                                                   (2,592,946)             (1,656,387)
  Purchases of premises and equipment                                                   (197,844)                (17,406)
  Increase in Federal Home Loan Bank Stock                                               (81,500)                      0
--------------------------------------------------------------------------------------------------------------------------------
                    Net cash (used) provided by investing activities                  (3,356,346)              3,120,090

Financing Activities:
  Increase in deposits, net                                                              854,893               2,016,768
  Decrease in advance payments by borrowers for taxes and insurance                       (5,814)                 (3,676)
  Proceeds from Federal Home Loan Bank advances                                        7,216,083                       0
  Repayment of Federal Home Loan Bank advances                                        (2,700,000)                      0
  Repurchase of common stock                                                            (888,915)                      0
--------------------------------------------------------------------------------------------------------------------------------
                    Net cash provided by financing activities                          4,476,247               2,013,092
--------------------------------------------------------------------------------------------------------------------------------
                    Increase in cash and cash equivalents                                981,626               5,321,684


Cash and cash equivalents, beginning of period                                           763,792               2,873,163
--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                             $ 1,745,418               8,194,847
--------------------------------------------------------------------------------------------------------------------------------

Supplemental cash flow disclosures:
  Cash paid for interest                                                             $ 1,434,593                 997,476
  Cash paid for income taxes                                                             125,410                 103,700

Supplemental noncash disclosures:
  Transfer of real estate to loans                                                        13,520                       0


See accompanying notes to unaudited financial statements

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                December 31, 1997
                                   (Unaudited)


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

(2)    Basis of Presentation

       The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of earnings, consolidated statement of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statements of earnings for the three months and six months ended December 31, 1997 are not necessarily indicative of the results which may be expected for the entire year.

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





                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY



(3)    Earnings Per Share

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 Earnings per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 supercedes the standards for computing EPS previously found in Accounting Principles Board (APB) Opinion No. 15, Earnings per Share. In accordance with SFAS No. 128, the Company has presented basic and diluted earnings per share. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects dilution for potential common stock that would share in the earnings of the Company. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. SFAS No. 128 requires restatement of all prior-period EPS data presented.

       As required by SFAS No. 128 Earnings per Share, the following tables illustrate the calculation of basic and diluted earnings per share for the three and six months ended December 31, 1997 and 1996. The only stock securities that effect the Company's earnings per share calculations are options on common stock and restricted stock awards.


        For the Three Months Ended:          December 31, 1997                         December 31, 1996
        ---------------------------          -----------------                         -----------------
                                                              Per-Share                              Per Share
                                        Income     Shares      Amount           Income    Shares      Amount
                                        ------     ------      ------           ------    ------      ------
        Net Income:                     $79,153                                 $35,708

        Basic EPS:
        Income available to
         common stockholders             79,153   818,324      $0.10             35,708    969,352     $0.04

        Effect of Dilutive Securities:
        Options on common stock                    41,183                                   28,158
                                                 --------                                  -------

        Diluted EPS:
        Income available to common
         stockholders plus assumed
         conversions                    $79,153   859,507      $0.09            $35,708    997,510     $0.04






                                                                     (Continued)

                                      REDWOOD FINANCIAL, INC. AND SUBSIDIARY



        For the Six Months Ended:                 December 31, 1997                     December 31, 1996
        -------------------------                 -----------------                     -----------------
                                                              Per-Share          Income              Per Share
                                         Income    Shares      Amount             (Loss)  Shares      Amount
                                         ------    ------      ------             ------  ------      ------
        Net Income:                     $205,043                                ($1,839)

        Basic EPS:
        Income (loss) available to
         common stockholders             205,043   841,084     $0.24            ($1,839) 968,313       $0.00

        Effect of Dilutive Securities:
        Options on common stock                     36,178                                     0
                                                   -------                               -------

        Diluted EPS:
        Income (loss) available to
         common stockholders plus
         assumed conversions            $205,043   877,262     $0.23           ($1,839)  968,313       $0.00

(4)     Regulatory Capital Requirements

        At December 31, 1997, the Association met each of the three current minimum regulatory capital requirements. The following table summarizes the Association's regulatory capital position at December 31, 1997:

                                                                                                To Be Well
                                                                                             Capitalized Under
                                                                                             Prompt Corrective
                                               Actual                  Required              Action Provisions
                                               ------                  --------              -----------------
                                        Amount       Ratio        Amount        Ratio        Amount       Ratio
                                        ------       -----        ------        -----        ------       -----
       Association's Net Worth          $8,676

       Less:  AFS Market                    55
         Valuation

       Tangible Capital                  8,621      13.34%        $  970         1.50%           n/a        n/a
         (to tangible assets)

       Core Capital                      8,621      13.34%         1,939         3.00%        $3,232       5.00%
         (to adjusted tangible assets)

       Core Capital                      8,621      40.51%           n/a           n/a         1,277       6.00%
         (to risk-weighted assets)

       Plus: Allowable portion of          213
         general allowance for
         loan losses

       Risk-based Capital               $8,834      41.51%        $1,702         8.00%        $2,128      10.00%
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

(6)    Stock Repurchases

       During the three months ended December 31, 1997, the Company purchased 26,707 shares of its outstanding common stock. Subsequently, the Company purchased 18,982 shares in January 1998. During fiscal 1998, the Company purchased a total of 93,782 shares, or 9.7% of its 961,875 shares outstanding as of June 30, 1997. As a result of these stock repurchase programs, the Company has now outstanding 868,093 shares of common stock. The following summarizes the Company's common stock repurchases during the four months ended January 31, 1998:

          Settlement Date                  Shares Purchased      Price per share
          ---------------                  ----------------      ---------------
          November 28, 1997                      24,707             $12.1250
          December 4, 1997                        2,000             $12.1250
          January 6, 1998                         6,500             $13.0000
          January 12, 1998                       12,482             $13.3125
          Average Price per share:                                  $12.5739





                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY


(7)    New Accounting Standards

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

Financial Condition

The Company's total assets increased by $4,978,000, or 8.01%, from $62,169,000 at June 30, 1997 to $67,147,000 at December 31, 1997. The increase in the Company's assets largely reflected an increase in the level of Federal Home Loan Bank (FHLB) advances during the six months ended December 31, 1997. These advances were used to fund increased loan production and purchases of mortgage-backed securities.

Cash and cash equivalents increased by $981,000, or 128.40%, from $764,000 at June 30, 1997 to $1,745,000 at December 31, 1997. The increase in cash was primarily due to the maturities of investments securities in December 1997. The Company's strategy is to minimize its level of cash and cash equivalents in order to enhance overall yield. As such, the higher level of cash at December 31, 1997 reflected a transition between when cash is obtained from investment security maturities and loan and mortgage-backed securities repayments and when it is reinvested.



                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY


The Company's loans receivable, net, increased $2,607,000, or 12.55% during the six months ended December 31, 1997. The increase in loans was a result of increased loan demand in the Company's market and primarily includes 1-4 family residential mortgage loans and home equity loans. In addition, the Company funded a $336,000 apartment complex purchase and a $400,000 commercial operating loan to a local casino during the six months ended December 31, 1997. The continued increase in the Company's loan portfolio will increase the Company's credit risk exposure.

The Company's investment securities, including mortgage-backed and related securities, designated as held to maturity decreased $3,273,000, or 13.49% from June 30, 1997 to December 31, 1997. The decrease in investment securities, including mortgage-backed and related securities designated held to maturity was due to the Company's investment objective of designating select new investment security purchases, including purchases of mortgage-backed and related securities as available for sale. No securities designated held to maturity were purchased or sold during the six months ended December 31, 1997. In addition, commencing January 1, 1998, the Company has designated all investment securities, including mortgage-backed and related securities as available for sale. The purpose of this designation is to enhance the overall liquidity of the Company's investment portfolio. The designation is not expected to have a significant effect on stockholders' equity.

The Company's investment securities, including mortgage-backed securities designated available for sale increased $3,870,000, or 25.58% during the six months ended December 31, 1997. The increase primarily included the purchase of 7-year balloon mortgage-backed securities and 5-year callable government agency securities. Purchases of mortgage-backed securities and investment securities designated available for sale totaled approximately $5,515,000 and $910,000, respectively, during this six month period. In addition, the carrying value of the Company's investment securities, including mortgage-backed securities designated available for sale reflected a $97,000 pre-tax increase due to market value appreciation.

The Company's premises and equipment increased $187,000, or 88.21% from $212,000 at June 30, 1997, to $399,000 at December 31, 1997. The increase is primarily a result of the purchase of a site for possible future office expansion and capitalized equipment owing to the Association's recent computer conversion.

The Company's other assets increased by $497,000, or 753.03% from $66,000 at June 30, 1997 to $563,000 at December 31, 1997. In October 1997, the Company invested $500,000 in a limited partnership specializing in the buying and selling of equity securities of financial institutions. At December 31, 1997, the limited partnership reported a net capital appreciation of $47,000 not reflected in these financial statements as of December 31, 1997.


                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY


The Company's deposits, including accrued interest payable, increased by $886,000, or 1.92%, from $46,093,000 at June 30, 1997 to $46,979,000 at December
31, 1997. At December 31, 1997, the Company's FHLB advances, including accrued interest payable, totaled $8,016,000, an increase of $4,516,000, or 129.03% from $3,500,000 at June 30, 1997. The advances were utilized to fund increased loan production and mortgage-backed securities purchases during this six month period. The Company may continue to increase its use of FHLB advances pending the interest rate and other terms of future advance offerings. FHLB advances provide an alternative source of funds for the Company.

Results of Operations

Net Earnings

Net earnings were $79,000 for the three months ended December 31, 1997, as compared to $36,000 for the three months ended December 31, 1996. This represented an increase of $43,000, or 119.44%. The increase in net earnings was primarily attributable to decreased professional fees which totaled $28,000 and $128,000 for the three months ended December 31, 1997 and 1996, respectively. The higher level of professional fees for the three months ended December 31, 1996 was a result of an unsuccessful acquisition of a bank holding company. In addition, net earnings were affected by a $21,000, or 161.54% increase in noninterest income. The increase in net earnings was partially offset by a $35,000 increase in compensation and employee benefits, an $18,000 increase in other expenses, and a $25,000 increase in tax expense.

For the six months ended December 31, 1997, net earnings were $205,000, an increase of $207,000, from a net loss of $2,000 for the six months ended December 31, 1996. The increase was primarily a result of a $237,000, special one-time federal deposit insurance fund assessment levied against thrift institutions as part of an appropriations bill enacted by Congress and signed by the President Clinton on September 30, 1996, and the aforementioned higher professional fees as a result of the aforementioned unsuccessful acquisition. In addition, net earnings for the six months ended December 31, 1997 were also impacted by a $51,000 increase in net interest income, a $24,000 decrease in federal deposit insurance premiums and a $19,000 increase in noninterest income. The increase was partially offset by a $57,000 increase in compensation and employee benefits and a $19,000 increase in other expenses.








                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY


Net Interest Income

Net interest income decreased by $1,000, or 0.25%, from $407,000 for the three months ended December 31, 1996 to $406,000 for the three months ended December 31, 1997. The lack of change in net interest income was due primarily to a decrease in the ratio of average interest-earning assets to interest-bearing liabilities in comparison of the two three months as well as decrease in the Company's net interest spread.

For the three months ended December 31, 1997, the ratio of average interest-earnings assets to interest-bearing liabilities was 121.88% as compared to 135.38% for the three months ended December 31, 1996. The decrease in earning assets is a result of the use of funds to repurchase the Company's outstanding stock and to fund the investment in the aforementioned increases in other assets and premises and equipment. The Company's net interest spread declined from 1.78% for the three months ended December 31, 1996 to 1.52% for the three months ended December 31, 1997. The decline in the net interest spread is primarily due to higher costs of the sources utilized to fund the Company's growth in 1997.

For the six months ended December 31, 1997, net interest income increased $51,000, or 6.30%, from $810,000 for the six months ended December 31, 1996 to $861,000 for the six months ended December 31, 1997. Although both the Company's ratio of average interest-earning assets to interest-bearing liabilities and its net interest spread declined in comparison of the six month periods, the growth of the Company through use of advances and public deposits (i.e. municipal or other governmental deposits) generated an increase in net interest income to offset this decline. The Company plans to continue to utilize these funding sources which may result in a modest decrease in its net interest spread.

For the six months ended December 31, 1997, the ratio of average interest-earnings assets to interest-bearing liabilities was 123.39% as compared to 135.27% for the six months ended December 31, 1996. As discussed previously, the decrease in earning assets is a result of the use of funds to repurchase the Company's outstanding stock and to fund increases in other assets and premises and equipment. The Company's net interest spread declined from 1.76% for the six months ended December 31, 1996 to 1.65% for the six months ended December 31, 1997, as a result of utilization of higher costing sources to fund the Company's growth in 1997.








                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY


Interest Income

Interest income was $1,158,000 for the three months ended December 31, 1997, as compared to $909,000 for the three months ended December 31, 1996, representing an increase of $249,000, or 27.39%. The increase in interest income was primarily due to the Company's growth in 1997. Average interest-earning assets increased by $12,327,000, or 23.94% from $51,481,000 to $63,808,000 for the three months ended December 31, 1996 and 1997, respectively. The increase in interest income was also affected by an increase in the overall yield on interest-earning assets. For the three months ended December 31, 1997, the yield on interest-earning assets was 7.26%, as compared to 7.06% for the three months ended December 31, 1996. The increase in yield on interest-earning assets was due primarily to a change in the composition of the Company's interest-earning assets, particularly the larger loan portfolio in the three months ended December 31, 1997.

Interest income was $2,313,000 for the six months ended December 31, 1997, as compared to $1,819,000 for the six months ended December 31, 1996, representing an increase of $494,000, or 27.16%. As discussed previously, the increase in interest income was primarily due to the Company's growth. Average interest-earning assets increased by $11,843,000, or 23.04%, from $51,395,000 to $63,238,000 for the six months ended December 31, 1996 and 1997, respectively. The increase in interest income was also affected by an increase in the overall yield on interest-earning assets. For the six months ended December 31, 1997, the yield on interest-earning assets was 7.31%, as compared to 7.08% for the six months ended December 31, 1996.

Interest on loans receivable increased by $109,000, or 28.76%, to $488,000 for the three months ended December 31, 1997, as compared to $379,000 for the three months ended December 31, 1996. Such increase was due to a $5,021,000, or 28.03% increase in the average balance of loans receivable from $17,912,000 for the three months ended December 31, 1996 to $22,933,000 for the three months ended December 31, 1997. The increase in interest on loans receivable was also affected by an increase in the average yield on loans receivable from 8.45% for the three months ended December 31, 1996, to 8.51% for the three months ended December 31, 1997.

Interest on loans receivable increased by $213,000, or 28.74%, to $954,000 for the six months ended December 31, 1997, as compared to $741,000 for the six months ended December 31, 1996. This increase was due to a $4,878,000, or 28.12% increase in the average balance of loans receivable from $17,346,000 for the six months ended December 31, 1996 to $22,224,000 for the six months ended December 31, 1997. The increase in interest on loans receivable was also affected by a slight increase in the average yield on loans receivable from 8.54% for the six months ended December 31, 1996, to 8.58% for the six months ended December 31, 1997.




                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY


Since January 1997, management has designated all purchases of mortgage-backed and related securities as available for sale. As a result of this strategy, interest income on mortgage-backed and related securities held to maturity declined $44,000, or 16.54% from $266,000 for the three months ended December 31, 1996 to $222,000 for the three months ended December 31, 1997. The decrease in interest income on mortgage-backed and related securities held to maturity was a result of a $2,476,000 decrease, or 16.32% in the average balance of mortgage-backed and related securities held to maturity in comparison of the three months ended December 31, 1997 and 1996, respectively. This decrease was also affected by a slight decrease in the yield on the mortgage-backed and related securities held to maturity from 7.01% for the three months ended December 31, 1996, to 6.98% for the three months ended December 31, 1997.

Interest income on mortgage-backed and related securities available for sale was $170,000 and $0 for the quarters ended December 31, 1997 and 1996, respectively. The yield on the Company's mortgage-backed securities portfolio available for sale was 6.38% for the three months ended December 31, 1997.

As a result of the aforementioned portfolio designation strategy, interest income on mortgage-backed and related securities held to maturity declined $86,000, or 15.96% from $539,000 for the six months ended December 31, 1996 to $453,000 for the six months ended December 31, 1997. The decrease in interest income on mortgage-backed and related securities held to maturity was a result of a $2,290,000 decrease, or 14.84% in the average balance of mortgage-backed and related securities held to maturity in comparison of the six months ended December 31, 1997 and 1996, respectively. This decrease was also affected by a decrease in the yield on mortgage-backed and related securities held to maturity from 6.98% for the six months ended December 31, 1996, to 6.90% for the six months ended December 31, 1997.

Interest income on mortgage-backed and related securities available for sale was $335,000 and $0 for the six months ended December 31, 1997 and 1996, respectively. The yield on the Company's mortgage-backed securities portfolio available for sale was 6.66% for this period.

As with the Company's mortgage-backed and related securities purchases, management has designated all purchases of investment securities as available for sale since January 1997. As a result of this strategy, interest income on investment securities held to maturity, declined $65,000, or 30.95% from $210,000 for the three months ended December 31, 1996 to $145,000 for the three months ended December 31, 1997. The decrease in interest income on investment securities designated held to maturity is a result of a $3,322,000 decrease, or 24.83% in the average balance of investment securities held to maturity in comparison of the three months ended December 31, 1997 and 1996, respectively. This decrease was also affected by a decrease in the yield on the investment securities held to maturity from 6.27% for the three months ended December 31, 1996, to 5.77% for the three months ended December 31, 1997.

                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY


Interest income on investment securities available for sale was $112,000 and $0 for the three months ended December 31, 1997 and 1996, respectively. The yield on the Company's investment securities portfolio designated available for sale was 7.02% for the three months ended December 31, 1997.

As a result of the aforementioned portfolio designation strategy, interest income on investment securities held to maturity, declined $141,000, or 32.34% from $436,000 for the six months ended December 31, 1996 to $295,000 for the six months ended December 31, 1997. The net decrease in interest income on investment securities designated held to maturity is a result of a $4,197,000 decrease, or 29.14% in the average balance of investment securities held to maturity in comparison of the six months ended December 31, 1997 and 1996, respectively. This decrease was also affected by a slight decrease in the yield on the investment securities held to maturity from 6.03% for the six months ended December 31, 1996, to 5.74% for the six months ended December 31, 1997.

Interest income on investment securities available for sale was $240,000 and $0 for the six months ended December 31, 1997 and 1996, respectively. The yield on the Company's investment securities portfolio designated available for sale was 7.22% for the six months ended December 31, 1997.

Interest income on cash and cash equivalents decreased by $33,000, or 60.00% for the three months ended December 31, 1997 and 1996, respectively. The decrease is a result of management's decision to decrease its cash on hand in order to enhance overall yield. Similarly, interest income on cash and cash equivalents decreased by $68,000, or 65.38% for the six months ended December 31, 1997 and 1996, respectively.

Interest Expense

Interest expense increased by $250,000, or 49.80%, from $502,000 for the three months ended December 31, 1996 to $752,000 for the three months ended December 31, 1997. The increase in interest expense resulted from a $14,327,000, or 37.67% increase in the average balance of interest-bearing liabilities from $38,028,000 for the three months ended December 31, 1996 to $52,355,000 for the three months ended December 31, 1997. The increase in interest expense was also impacted by an increase in the average cost of funds to 5.75% during the three months ended December 31, 1997, as compared to 5.28% for the three months ended December 31, 1996.






                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY


The increase in the Company's sources of funds was primarily affected by an increase in funds attracted from public deposits (i.e. municipal and other governmental deposits) and the use of FHLB advances. The Company's average balance of deposits, including accrued interest payable increased by $6,695,000, or 17.61% for the three months ended December 31, 1996 in comparison to the three months ended December 31, 1997. Public deposits are typically more volatile and more costly than traditional retail deposits.

The Company had outstanding FHLB advances, including accrued interest payable of $8,016,000 and $0 for the three months ended December 31, 1997 and 1996, respectively. As such, interest expense on FHLB advances totaled $118,000 and $0, respectively during these periods. The Company utilizes FHLB advances to fund increases in loan production and purchases of investment securities, including mortgage-backed and related securities.

Interest expense increased by $443,000, or 43.90%, from $1,009,000 for the six months ended December 31, 1996 to $1,452,000 for the six months ended December 31, 1997. The increase in interest expense resulted from a $13,257,000, or 34.89% increase in the average balance of interest-bearing liabilities from $37,993,000 for the six months ended December 31, 1996 to $51,250,000 for the six months ended December 31, 1997. The increase in interest expense was also impacted by an increase in the average cost of funds to 5.66% for the six months ended December 31, 1997, as compared to 5.31% for the six months ended December 31, 1996.

The increase in the Company's sources of funds in comparison of the six month periods was primarily affected by an increase in public deposits and the use of FHLB advances. The Company's average balance of deposits increased by $7,300,000, or 19.21% from the six months ended December 31, 1996 in comparison to the six months ended December 31, 1997. Interest expense on FHLB advances totaled $183,000 and $0, respectively during the six months ended December 31, 1997 and 1996, respectively.

Provision for Loan Losses

The Company's provision for loan losses was $0 and $0 for the three months and six months ended December 31, 1997 and 1996, respectively. Due to lack of substantive problem loans (i.e. few nonaccrual loans) during these periods and stable real estate values in the Company's market area, management believes that the allowance for loan losses was adequate throughout these periods. The allowance for loan losses was maintained at $213,000 at December 31, 1997 and 1996. The Company's net loan charge-offs were $0 and $0 for the three months ended December 31, 1997 and 1996, respectively. At December 31, 1997 and 1996, the allowance for loan losses represented 0.90% and 1.16%, respectively, of loans receivable. Nonaccrual loans totaled $0 and $57,000 at December 31, 1997 and 1996, respectively.


                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY


Noninterest Income

Noninterest income increased $21,000, or 161.54% from $13,000 to $34,000 for the three months ended December 31, 1996 and 1997, respectively. The increase is due to a $20,000, one-time prepayment penalty on a commercial loan and an $8,000 gain recognized on the sale of a mortgage-backed security.

For the six months ended December 31, 1997, noninterest income increased $19,000, or 67.86% to $47,000 from $28,000 for the six months ended December 31, 1996. The increase is due to the aforementioned prepayment penalty and gain on the sale of a mortgage-backed security.

Noninterest Expense

Noninterest expense decreased by $49,000, or 13.35%, from $367,000 for the three months ended December 31, 1996 to $318,000 for the three months ended December 31, 1997. The decrease in noninterest expense was primarily due to lower professional fees for the three months ended December 31, 1997. As previously discussed, the Company incurred higher professional fees in the three months ended December 31, 1996 as a result of an unsuccessful acquisition attempt. This decrease was also impacted by a $10,000, or 55.56% decrease in federal deposit insurance premiums. The decrease in noninterest expense was partially offset by a $35,000 increase in compensation and employee benefits, and an $18,000, or 81.82% increase in other expenses. The increase in compensation and employee benefits was primarily due to increased staff and higher compensation of existing employees. The increase in other expenses was primarily due to expenses associated with the Company's investment in a limited partnership.

In addition, as a result of the Company's recent conversion to an automated data processing system from a manual data processing system, the Company now reports data processing expense separately. In previous periods, manual data processing costs were not material (i.e. less than $1,000 per quarter). Data processing expense totaled $8,000 for the three months ended December 31, 1997.











                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY


Noninterest expense decreased by $276,000, or 32.02%, from $862,000 for the six months ended December 31, 1996 to $586,000 for the six months ended December 31, 1997. The decrease in total noninterest expense was primarily due to the aforementioned $237,000, special one time special deposit insurance fund assessment during the six months ended December 31, 1996 and lower professional fees for the six months ended December 31, 1997. As previously discussed, the Company incurred higher professional fees in the six months ended December 31, 1996 as a result of an unsuccessful acquisition attempt. This decrease was also impacted by a $24,000, or 61.54% decrease in federal deposit insurance premiums. The decrease in noninterest expense was partially offset by a $57,000, or 16.15% increase in compensation and employee benefits, and a $19,000, or 42.22%
increase in other expenses. As previously discussed, the increase in compensation and employee benefits is primarily due to increased staff and higher compensation of existing employees. The increase in other expenses is primarily due to expenses associated with the Company's investment in a limited partnership. For the six months ended December 31, 1997, data processing expenses totaled $13,000.

Income Taxes

The Company's income tax expense increased by $25,000, or 147.06% from $17,000 for the three months ended December 31, 1996, to $42,000 for the three months ended December 31, 1997. The change in income taxes was due primarily to an increase in pre-tax earnings of $68,000, from $53,000 for the three months ended December 31, 1996 to $121,000 for the three months ended December 31, 1997.

The Company's income tax expense increased by $140,000, from a tax benefit of $23,000 for the six months ended December 31, 1996, to a tax expense of $117,000 for the six months ended December 31, 1997. The change in income taxes was due primarily to an increase in pre-tax earnings of $347,000, from a pre-tax loss of $25,000 for the six months ended December 31, 1996 to pre-tax earnings of $322,000 for the six months ended December 31, 1997.













                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY


Forward Looking Information

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

The primary investing activities of the Company are the origination of loans and the purchase of investment and mortgage-backed and related securities. During the six months ended December 31, 1997 and 1996, the Company's loan portfolio, net, increased $2,593,000 and $1,656,000, respectively. During the same periods, the Company purchased investment securities and mortgage-backed and related securities in the amounts of $6,425,000, and $0, respectively. The primary financing activity of the Company is the attraction of savings deposits and utilization of FHLB advances.

The Company has other sources of liquidity if there is a need for funds. The Association has the ability to obtain additional advances from the Federal Home Loan Bank of Des Moines. During the quarters ended December 31, 1997 and 1996, the Association utilized advances of $7,216,000 and $0, respectively. In addition, commencing in January 1998, the Company's designation of all investments as available for sale is intended to increase liquidity and overall operational flexibility.



                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY


The Association is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be changed at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is currently 4.0%.

The Company's most liquid assets are cash and cash equivalents. In addition, the Company maintains a portfolio of readily marketable investment securities, including mortgage-backed and related securities which are designated available for sale. The levels of cash and investment securities, including mortgage-backed and related securities, are dependent on the Company's operating, financing, and investing activities during any given period. At December 31, 1997 and June 30, 1997, cash and cash equivalents totaled $1,745,000 and $764,000, respectively. Investment securities, including mortgage-backed and related securities designated available for sale total $19,001,000 and $0 at December 31, 1997 and 1996, respectively.

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

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit solicitation activities. Like many savings institutions, the Association uses shorter term deposits to fund longer term loans and investments. As such, future earnings of the Association may be affected by increases or decreases in interest rates including non-parallel shifts in the yield curve. To this extent, the Company regularly reviews its sensitivity to changes in interest rates through various monitoring methods.

The following table shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity. Market risk sensitive instruments are generally defined as on- and off-balance sheet derivatives and other financial instruments.










                                                                     (Continued)

 REDWOOD FINANCIAL, INC. AND SUBSIDIARY







                                              Scheduled Maturity (1)
                                                    December 31,
                                              (Dollars in thousands)

                                    Average
                                    Interest                                          2002 and
                                      Rate       1998      1999      2000      2001    Beyond     Total
Interest-Sensitive Assets (2):
Loans receivable:
  1-4 family mortgage                 8.39%   $   839   $   732   $ 1,165   $ 2,794   $14,593   $20,123
  Commercial real estate              7.91%       198         7         0         0     1,673     1,878
  Commercial non-mortgage            10.09%         0       425         0         0       789     1,214
  Consumer                            8.20%         0         0         0         0       390       390
Mortgage-backed Securities:           6.84%       993       960     2,025     1,319    19,348    24,645
Investment Securities                 6.33%     6,525     2,055        60        60     6,610    15,310
FHLB Stock                            7.00%       415         0         0         0         0       415

Interest Sensitive Liabilities:
Deposits:
  Money Market Accounts               3.76%   $ 5,635   $     0   $     0   $     0   $     0   $ 5,635
  Passbook Accounts                   2.65%       900         0         0         0         0       900
  Certificate Accounts                5.90%    28,258     8,652     1,638       473       986    40,007
FHLB Advances                         5.96%     7,000         0     1,000         0         0     8,000

Interest-Sensitive
  Off-balance Sheet Items:
Commitments to extend
  credit                              7.64%   $     0    $    0   $     0   $     5   $   979   $   984


(1) Expected maturities are contractual maturities. Loans and mortgage-backed and related securities are not adjusted for scheduled loan repayments or prepayments.

(2) Deferred premiums, discounts, loan fees and loans in process are not included in the reported balances of loans, mortgage-backed and related securities and investment securities.


Recent Developments

1.     Completion of Stock Repurchase Program

       On November 18, 1997, the Company announced it had received the necessary regulatory approval to repurchase 5% of its outstanding shares, or 45,689 shares. This repurchase represented the second 5% repurchase program announced in fiscal 1998. The Company has completed the second 5% repurchase program and no other repurchase programs are currently outstanding.

                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY


2.     Year 2000

       The Company has completed its analysis of its exposure to potential operating problems associated with the inability of various computerized systems to adequately read and interpret data fields for years ending after 1999. The Company believes its exposure is limited to the automated data processing system to which the Company recently converted. This system covers loans, deposits and general ledger applications. In its due diligence prior to conversion, the Company sought and obtained a commitment from the vendor that the data processing system will be reprogrammed by Fall 1998 to correct this deficiency at no additional expense to the Company. The Company believes that its data processing vendor will accomplish this reprogramming effort by this time. In addition, due to the residential mortgage lending emphasis, the Company does not believe that its exposure to default by borrowers as a result of this problem is significant. As such, the Company expects no significant financial effect from the Year 2000 problem at this time.



























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

                  Not Applicable.

ITEM 3:           Defaults Upon Senior Securities.

                  Not Applicable.

ITEM 4:           Submission of Matters to a Vote of Security Holders.

                  On October 30, 1997, the Annual Meeting of the shareholders of the Company was held to obtain the approval of the shareholders of record as of October 6, 1997 in connection with the matters indicated below. The following is a brief description of the matters voted on at the meeting, and the number of votes cast for, against, or withheld, as well as the number of abstentions, as to such matters:

                                                                                      Vote
                                                                         -------------------------------------
                                                                                    Against or
                                         Matter                          For         withheld        Abstain
                  --------------------------------------------------------------------------------------------
                  1.     Election of directors:
                            Paul W. Pryor                               756,080        10,300           N/A
                            Blaine C. Farnberg                          757,080         9,300           N/A

                  2.     Appointment of KPMG Peat Marwick               757,080         8,300          1,000
                          LLP as auditors for 1998 fiscal year

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


Date: January 30, 1997        /s/ Paul W. Pryor
      ----------------        -----------------
                              Paul W. Pryor, President and Chief Executive
                              Officer (Duly Authorized Officer)

Date: January 30, 1997        /s/ Anthony H. Acker
      ----------------        --------------------
                              Anthony H. Acker, Chief Financial Officer
                              (Principal Accounting Officer)