Form 10QSB
period 1998-03-31
REDWOOD FINANCIAL INC /MN/
filed 1998-05-12
CIK 942895

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                 ----------------------------------------------

                                  FORM 10-QSB

             [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended March 31, 1998

             [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from           to
                                                        ---------    ---------

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1998:

            Class                                      Outstanding
            -----                                      -----------
      Common stock, par value $0.10 per share             868,093

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

                                    CONTENTS

PART I - FINANCIAL INFORMATION

                                                                  Page
     Item 1: Financial Statements

             Consolidated Balance Sheets at March 31, 1998 and
             June 30, 1997                                          3

             Consolidated Statements of Earnings for the Three
             and Nine months ended March 31, 1998 and 1997          4

             Consolidated Statement of Stockholders' Equity
             for the Nine months ended March 31, 1998               5

             Consolidated Statements of Cash Flows for the
             Nine months ended March 31, 1998 and 1997              6

             Notes to Consolidated Financial Statements          7-11

     Item 2: Management's Discussion and Analysis of
             Financial Condition and Results of Operations      12-23

PART II - OTHER INFORMATION

     Item 1: Legal Proceedings                                     24

     Item 2: Changes in Securities                                 24

     Item 3: Defaults Upon Senior Securities                       24

     Item 4: Submission of Matters to a Vote of Security
             Holders                                               24

     Item 5: Other Information                                     24

     Item 6: Exhibits and Reports on Form 8-K                      24

     Signatures                                                    25

                     REDWOOD FINANCIAL, INC., AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION
                          Item 1 - Financial Statements

                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                March 31,        June 30,
                                    Assets                        1998             1997

-------------------------------------------------------------------------------------------
Cash                                                           $    14,888         15,314
Interest-bearing deposits with banks                             2,432,488        748,478
-------------------------------------------------------------------------------------------
                             Cash and cash equivalents           2,447,376        763,792
-------------------------------------------------------------------------------------------

Securities available for sale:
     Mortgage-backed and related securities (amortized cost     27,022,437      8,149,752
       $26,760,931 and $8,143,694, respectively)
     Investment securities (amortized cost $11,284,813 and      11,310,315      6,981,250
       $6,992,534, respectively)
-------------------------------------------------------------------------------------------
                     Total securities available for sale        38,332,752     15,131,002
-------------------------------------------------------------------------------------------

Securities held to maturity:
     Mortgage-backed and related securities (market value                0     13,873,801
       $0 and $14,082,280, respectively)
     Investment securities (market value $0 and                          0     10,395,659
       $10,399,446, respectively)
-------------------------------------------------------------------------------------------
                      Total securities held to maturity                  0     24,269,460
-------------------------------------------------------------------------------------------

Loans receivable, net                                           26,905,925     20,766,539
Federal Home Loan Bank stock, at cost                              435,000        333,500
Accrued interest receivable                                        537,077        613,357
Premises and equipment, net                                        479,608        212,067
Real Estate, net                                                         0         13,520
Other assets                                                       549,933         65,679
-------------------------------------------------------------------------------------------
                                 Total Assets                  $69,687,671     62,168,916
-------------------------------------------------------------------------------------------

                     Liabilities and Stockholders' Equity

-------------------------------------------------------------------------------------------
Deposits                                                        48,668,957     46,093,213
Federal Home Loan Bank advances                                  8,700,000      3,500,000
Advance payments by borrowers for taxes and insurance              113,325         69,744
Accrued expenses and other liabilities                             380,970        163,926
-------------------------------------------------------------------------------------------
                              Total Liabilities                 57,863,252     49,826,883
-------------------------------------------------------------------------------------------

Common stock ($.10 par value): Authorized and issued
 1,125,000 shares; outstanding 868,093 shares at
 March 31, 1998; 961,875 shares at June 30, 1997                   112,500        112,500
Additional paid-in capital                                       8,482,892      8,467,833
Retained earnings, subject to certain restrictions               6,686,511      6,369,591
Net unrealized gain (loss) on securities available for sale        172,204         (3,135)
Unearned employee stock ownership plan shares                     (479,824)      (529,504)
Unearned management stock bonus plan shares                       (241,828)      (306,797)
Treasury stock, at cost; 256,907 shares at
 March 31, 1998; 163,125 shares at June 30, 1997                (2,908,036)    (1,768,455)

-------------------------------------------------------------------------------------------
                          Total Stockholders' Equity            11,824,419     12,342,033
-------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------
                  Total Liabilities and Stockholders' Equity   $69,687,671     62,168,916
-------------------------------------------------------------------------------------------

See accompanying notes to unaudited financial statements

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY
                       Consolidated Statements of Earnings
                                   (Unaudited)

                                                               Three Months                Nine months
                                                               ended March 31,            ended March 31,
                                                          -----------------------    -----------------------
                                                            1998            1997       1998         1997

------------------------------------------------------------------------------------------------------------
Interest income:
    Loans receivable                                      $  530,514      400,449    1,484,249    1,141,005
    Securities held to maturity:
      Mortgage-backed and related securities                       0      257,864      453,033      796,534
      Investment securities                                        0      164,264      295,402      600,178
    Securities available for sale:
      Mortgage-backed and related securities                 436,564       49,598      771,824       49,598
      Investment securities                                  217,146       42,029      456,698       42,029
    Cash equivalents                                          18,035       57,974       53,560      161,637
------------------------------------------------------------------------------------------------------------
      Total interest income                                1,202,259      972,178    3,514,766    2,790,981

Interest Expense:
    Deposits                                                 647,265      552,263    1,915,637    1,561,553
    Federal Home Loan Bank advances                          111,460          926      294,694          926
------------------------------------------------------------------------------------------------------------
      Total interest expense                                 758,725      553,189    2,210,331    1,562,479

    Net interest income                                      443,534      418,989    1,304,435    1,228,502

Provision for losses on loans                                 14,000            0       14,000            0
------------------------------------------------------------------------------------------------------------

    Net interest income after provision
      for losses on loans                                    429,534      418,989    1,290,435    1,228,502

Noninterest income:
    Fees and service charges                                  21,137        5,678       58,940       31,861
    Gains on sale of investment and mortgage-backed
      securities available for sale                            7,469        2,863       15,339        2,863
    Other                                                      6,448        6,382        7,762        7,844
------------------------------------------------------------------------------------------------------------
      Total noninterest income                                35,054       14,923       82,041       42,568

Noninterest expense:
    Compensation and employee benefits                       213,925      177,873      623,660      531,240
    Advertising                                                7,318        4,866       20,991       13,473
    Occupancy                                                  9,621        8,134       22,670       23,496
    Federal deposit insurance premiums                         7,430        6,020       21,967       45,389
    Professional fees                                         18,922       14,233       77,078      178,471
    Data processing expense                                    8,051            0       20,738            0
    Deposit insurance fund assessment                              0            0            0      237,085
    Other                                                     22,174       20,948       86,381       64,801
------------------------------------------------------------------------------------------------------------
      Total noninterest expense                              287,441      232,074      873,485    1,093,955
------------------------------------------------------------------------------------------------------------

      Earnings before income taxes                           177,147      201,838      498,991      177,115

Income tax expense                                            65,270       74,986      182,071       52,103
------------------------------------------------------------------------------------------------------------

      Net earnings                                        $  111,877      126,852      316,920      125,012
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Net earnings per common share - Basic                     $     0.14         0.14         0.38      0.13
Net earnings per common share - Diluted                         0.13         0.13         0.37      0.13
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Weighted average number of shares outstanding - Basic        790,772      921,424      824,558      952,912
Weighted average number of shares outstanding - Diluted      836,398      951,901      863,839      981,462
------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited financial statements



                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY
                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                                                                 Net          Unearned
                                                             unrealized       Employee       Unearned
                                                               gain on         Stock       management
                                      Additional              securities     Ownership     stock bonus                     Total
                           Common       Paid in   Retained     available       Plan        recognition     Treasury    stockholders'
                           Stock        Capital   Earnings     for sale       Shares       plan shares      Stock         equity
------------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1997     $112,500   8,467,833   6,369,591      (3,135)       (529,504)    (306,797)    (1,768,455)    12,342,033

 Net Earnings                                       316,920                                                                316,920

 Stock Repurchases                                                                                       (1,139,581)    (1,139,581)

 Net unrealized gain on
  securities available
  for sale                                                      175,339                                                    175,339

 Earned employee stock
  ownership plan shares                  15,059                                  49,680                                     64,739

 Earned management
  stock bonus plan shares                                                                     64,969                        64,969

------------------------------------------------------------------------------------------------------------------------------------
Balance,  March 31, 1998   $112,500   8,482,892   6,686,511     172,204        (479,824)    (241,828)    (2,908,036)    11,824,419
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited financial statements

                     REDWOOD FINANCIAL, INC., AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                             Nine Months
                                                                                            ended March 31,
                                                                                        ---------------------
                                                                                        1998             1997

------------------------------------------------------------------------------------------------------------------
Operating Activities:
 Net earnings                                                                       $    316,920        125,012
 Adjustments to reconcile net earnings to net cash
  provided by operations
      Provision for loan losses                                                           14,000              0
      Depreciation                                                                        19,665         13,193
      Amortization of premiums and discounts on investment
          securities, mortgage-backed and related securities
          and loans receivable, net                                                      (22,096)       (28,869)
      Decrease (increase) in other assets                                               (484,254)        34,239
      Decrease in accrued interest receivable                                             76,280        121,991
      Increase in accrued interest payable                                               394,532        417,057
      Gain on sale of mortgage-backed securities available for sale                      (15,339)             0
      Gain on sale of investment securities available for sale                                 0         (2,863)
      Amortization of unearned ESOP shares                                                49,680         49,680
      Earned ESOP shares priced above original cost                                       15,059         12,765
      Earned Management Stock Bonus Plan shares                                           64,969         64,969
      Increase (decrease) in accrued expenses and other liabilities                      217,044       (150,261)
      Decrease (increase) in deferred income taxes                                      (116,895)        48,447

------------------------------------------------------------------------------------------------------------------
                    Net cash provided by operating activities                            529,565        705,360

Investing Activities:
  Proceeds from maturities of investment securities held to maturity                     500,000      4,295,000
  Principal collected on mortgage-backed and related securities held to maturity       2,034,858      1,320,723
  Purchases of investment securities available for sale                               (1,990,093)    (4,990,575)
  Purchases of mortgage-backed and related securities available for sale              (9,918,914)    (6,251,792)
  Principal collected on mortgage-backed and related securities available for sale     2,279,766         37,639
  Proceeds from sales of investment securities available for sale                              0        999,376
  Proceeds from sales of mortgage-backed securities available for sale                   885,305              0
  Proceeds from maturities of investment securities available for sale                 7,600,000              0
  Increase in loans receivable, net                                                   (6,133,409)    (2,363,081)
  Purchases of premises and equipment                                                   (287,206)       (19,665)
  Purchases of Federal Home Loan Bank stock                                             (101,500)             0

------------------------------------------------------------------------------------------------------------------
                    Net cash used by investing activities                             (5,131,193)    (6,972,375)

Financing Activities:
  Increase in deposits, net                                                            2,181,212      4,102,627
  Increase in advance payments by borrowers for taxes and insurance                       43,581         44,066
  Proceeds from Federal Home Loan Bank advances                                       12,200,000      1,500,000
  Repayment of Federal Home Loan Bank advances                                        (7,000,000)      (650,000)
  Repurchase of common stock                                                          (1,139,581)    (1,227,049)

------------------------------------------------------------------------------------------------------------------
                    Net cash provided by financing activities                          6,285,212      3,769,644

------------------------------------------------------------------------------------------------------------------
                    Increase (decrease) in cash and cash equivalents                   1,683,584     (2,497,371)


Cash and cash equivalents, beginning of period                                           763,792      2,873,163

------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                            $  2,447,376        375,792

------------------------------------------------------------------------------------------------------------------

Supplemental cash flow disclosures:
  Cash paid for interest                                                            $  1,815,799      1,145,422
  Cash paid for income taxes                                                             163,259        162,920

Supplemental noncash disclosures:
  Transfer of real estate to loans                                                        13,520              0
  Transfer of invesment and mortgage-backed and related securities from held to
    maturity to available for sale                                                    36,531,995              0

See accompanying notes to unaudited financial statements
                                        6

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                 March 31, 1998
                                   (Unaudited)


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

(2)  Basis of Presentation

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of earnings, consolidated statement of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statements of earnings for the three months and nine months ended March 31, 1998 are not necessarily indicative of the results which may be expected for the entire year.

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






                                                                  (Continued)

                    REDWOOD FINANCIAL, INC. AND SUBSIDIARY


(3)  Earnings Per Share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 Earnings per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 supercedes the standards for computing EPS previously found in Accounting Principles Board (APB) Opinion No. 15, Earnings per Share. The Company adopted SFAS No. 128 effective for the period ending December 31, 1997. In accordance with SFAS No. 128, all prior period earnings per share have been restated.

     The following tables illustrate the calculation of basic and diluted earnings per share for the three and nine months ended March 31, 1998 and 1997.


     For the Three Months Ended:                     March 31,                           March 31, 1997
     ---------------------------                   -----------                          --------------
                                                                Per-Share                               Per Share
                                       Income        Shares      Amount       Income        Shares       Amount
                                       ------        ------      ------       ------        ------       ------
     Net Income:                      $111,877                               $126,852

     Basic EPS:
     Income available to
      common stockholders              111,877       790,772     $   0.14     126,852       921,424      $0.14

     Effect of Dilutive Securities:
     Options on common stock and
      unvested restricted stock awards                45,626                                 30,477
                                                     -------                                -------

     Diluted EPS:
     Income available to common
      stockholders plus assumed
      conversions                     $111,877       836,398     $   0.13    $126,852       951,901      $0.13





                                                                  (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

     For the Nine months Ended:                March 31, 1998                     March 31, 1997
     --------------------------                --------------                     --------------
                                                             Per-Share                             Per Share
                                         Income     Shares    Amount        Income    Shares        Amount
                                         ------     ------    ------        ------    ------        ------
     Net Income:                        $316,920                           $125,012

     Basic EPS:
     Income (loss) available to
      common stockholders                316,920    824,558     $0.38       125,012   952,912        $0.13

     Effect of Dilutive Securities:
     Options on common stock and
     unvested restricted stock awards               39,281                             28,550
                                                    ------                            -------

     Diluted EPS:
     Income (loss) available to
     common stockholders plus
     assumed conversions                $316,920   863,839     $0.37       $125,012   981,462        $0.13

(4)  Regulatory Capital Requirements

     At March 31, 1998, the  Association  met each of the three current  minimum
     regulatory  capital  requirements.   The  following  table  summarizes  the
     Association's regulatory capital position at March 31, 1998:

                                                                                           To Be Well
                                                                                         Capitalized Under
                                                                                         Prompt Corrective
                                                     Actual              Required        Action Provisions
                                                     ------              --------        -----------------
                                               Amount      Ratio     Amount      Ratio   Amount       Ratio
                                               ------      -----     ------      -----   ------       -----
     Association's Net Worth                   $8,419

     Less:  AFS Market                            172
       Valuation

     Tangible Capital                           8,247      12.25%    $1,010      1.50%       n/a         n/a
       (to tangible assets)

     Core Capital                               8,247      12.25%     2,694      4.00%    $3,367       5.00%
       (to adjusted tangible assets)

     Core Capital                               8,247      33.46%       n/a        n/a     1,479       6.00%
       (to risk-weighted assets)

     Plus: Allowable portio                       227
       general allowance for
       loan losses

     Risk-based Capital                        $8,474      34.38%    $1,972      8.00%    $2,465      10.00%
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

(6)  Stock Repurchases

     During the three months ended March 31, 1998, the Company purchased 18,982 shares of its outstanding common stock, completing all stock repurchase programs announced to date. During fiscal 1998, the Company purchased a total of 93,782 shares, or 9.7% of its 961,875 shares outstanding as of June 30, 1997. As a result of these stock repurchase programs, the Company has now outstanding 868,093 shares of common stock. The following summarizes the Company's common stock repurchases during the three months ended March 31, 1998:

            Settlement Date           Shares Purchased     Price per share
            ---------------           ----------------     ---------------

            January 6, 1998                   6,500           $13.0000
            January 12, 1998                 12,482           $13.3125
            Average Price per share:                        $13.2055

(7)  New Accounting Standards

     In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure," which codifies existing disclosure requirements regarding capital structure. SFAS No. 129 did not have a significant impact on the Company's current capital structure disclosures.

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

                                                                  (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY


     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires disclosure of selected information about operating segments, as defined in SFAS No. 131, which include those components for which financial information is available and evaluated by the chief operating decision maker in assessing performance and making resource allocation determinations for operating components such as those which exceed 10 percent or more of the combined revenue, income, or assets. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Management is currently determining what effect adoption of this statement will have on the reporting of its financial information.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS No. 132 revises employers' disclosures about pension and other post retirement benefit plans and suggests combined formats for presentation of pension and other post retirement benefit disclosures. It is effective for the fiscal years beginning after December 15, 1997. Restatement of disclosures for earlier periods provided for comparative purposes is required unless the information is not readily available. This standard is not expected to have a material impact on the Company's consolidated financial statements.









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

Financial Condition

The Company's total assets increased by $7,519,000, or 12.09%, from $62,169,000 at June 30, 1997 to $69,688,000 at March 31, 1998. The increase in the Company's assets largely reflected an increase in the level of loan production and purchases of mortgage-backed securities. The increase in loans and purchases of mortgage-backed securities were largely funded through the use of Federal Home Loan Bank (FHLB) advances during the nine months ended March 31, 1998.

Cash and cash equivalents increased by $1,683,000, or 220.29%, from $764,000 at June 30, 1997 to $2,447,000 at March 31, 1998. The increase in cash was primarily due to the procurement of $2.0 million in FHLB advances on March 31, 1998, which were subsequently used to repay advances maturing in early April, 1998. The Company's strategy is to minimize its level of cash and cash equivalents in order to enhance overall yield.




                                                                  (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY


The Company's loans receivable, net, increased $6,139,000, or 29.56% during the nine months ended March 31, 1998. The increase in loans was due to expansion in the Company's agricultural lending program as previously announced. During the quarter ended March 31, 1998, the Company announced the hiring of an experienced agricultural and commercial loan officer to expand the Company's agricultural lending program. As a result of these efforts, during the quarter ended March 31, 1998, the Company originated $2,611,000 in agricultural and commercial loans. These loans primarily include agricultural operating and term loans, but also include agricultural real estate and also commercial operating and real estate loans. Large concentrations of credit include a $912,000 agricultural operating loan secured by agricultural cooperative stock and a $580,000 loan secured by real estate and inventory financing to a local retailer. The Company's commercial loan growth in the nine months ended March 31, 1998 also included the financing of a $336,000 apartment complex and a $400,000 commercial operating loan to a local casino. The Company has also increased its 1-4 family residential loan portfolio by approximately $2.6 million since June 30, 1997. The continued increase in the Company's loan portfolio and changes in loan portfolio mix will increase the Company's credit risk exposure. Furthermore, in conjunction with the increase in loans receivable, the Company is increasing its allowance for loan losses.

Effective January 1, 1998, the Company designated all investment securities, including mortgage-backed and related securities as available for sale. Previously, the Company maintained a portfolio of investment securities and mortgage-backed and related securities purchased before January 1997 as held to maturity. The purpose for the designation is to enhance operational flexibility and liquidity. To this extent, $36,532,000 in investment securities previously designated held to maturity, including mortgage-backed and related securities were specifically redesignated as available for sale. The Company will not maintain any investments, including mortgage-backed and related securities as held to maturity for the foreseeable future.

Overall, the Company's mortgage-backed and related securities designated available for sale increased $18,872,000, or 231.56% from $8,150,000 at June 30, 1997 to $27,022,000 at March 31, 1998. The increase is due to the aforementioned redesignation of $20,134,000 in mortgage-backed and related securities and the purchase of $9,919,000 in mortgage-backed securities designated available for sale during the nine months ended March 31, 1998. The carrying value of the Company's mortgage-backed and related securities also reflected an increase of $262,000 due to market appreciation. Mortgage-backed and related securities previously designated held to maturity reflected net market appreciation of $165,000 at redesignation to available for sale.






                                                                  (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY


The Company's investment securities designated available for sale increased $4,329,000, or 62.01% from $6,981,000 at June 30, 1997 to $11,310,000 at March
31, 1998. The increase is also primarily due to the aforementioned redesignation of investment securities as available for sale and the purchase of $1,990,000 in investment securities designated available for sale during the nine months ended March 31, 1998. The carrying value of the Company's mortgage-backed and related securities also reflected an increase of $26,000 due to market appreciation. Investment securities previously designated held to maturity reflected net market appreciation of $17,000 at redesignation to available for sale.

The Company's premises and equipment increased $268,000, or 126.42% from $212,000 at June 30, 1997, to $480,000 at March 31, 1998. The increase is primarily a result of the purchase of two lots for possible future office expansion and capitalized equipment purchases owing to the Association's recent electronic data processing conversion.

The Company's other assets increased by $484,000, or 733.33% from $66,000 at June 30, 1997 to $550,000 at March 31, 1998. In October 1997, the Company invested $500,000 in a limited partnership specializing in the buying and selling of equity securities of financial institutions. At March 31, 1998, the market value of the Company's share in this partnership exceeds its carrying value by approximately $106,000. This unrealized market appreciation is not reflected in these financial statements as of March 31, 1998 because the investment in the limited partnership is recorded on the equity basis.

The Company's deposits, including accrued interest payable, increased by $2,576,000, or 5.59%, from $46,093,000 at June 30, 1997 to $48,669,000 at March
31, 1998. At March 31, 1998, the Company's FHLB advances totaled $8,700,000, an increase of $5,200,000, or 148.57% from $3,500,000 at June 30, 1997. These advances have maturities from 1 to 10 years, of which advances totaling $3.0 million include various call provisions. The advances were utilized to fund increased loan production and investment and mortgage-backed securities purchases during this nine month period. The Company may continue to increase its use of FHLB advances pending rate and other terms of future advance offerings.




                                                                  (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY


Results of Operations

Net Earnings

Net earnings were $112,000 for the three months ended March 31, 1998, as compared to $127,000 for the three months ended March 31, 1997. This represented a decrease of $15,000, or 11.81%. The decrease in net earnings for the three months ended March 31, 1998 was a result of an increase in net interest income offset by an increase in the provision for loan losses and an increase in compensation and employee benefits. For the three months ended March 31, 1998, net interest income increased $25,000, or 5.97% due to the Company's growth and a change in the composition of its interest-earning assets. This increase in net interest income was offset by a $36,000, or 20.22% increase in compensation and employee benefits, and a $14,000 increase in the provision for loan losses. The Company's provision for loan losses is a result of recent loan growth. The Company made no provision for loan losses in the three months ended March 31, 1997.

For the nine months ended March 31, 1998, net earnings were $317,000, an increase of $200,000 or 153.60%, from $125,000 for the nine months ended March 31, 1997. The increase was primarily a result of a $237,000, special one-time federal deposit insurance fund assessment levied against thrift institutions as part of an appropriations bill enacted by Congress and signed by President Clinton on September 30, 1996, and higher professional fees as a result of an unsuccessful acquisition attempt during the nine months ended March 31, 1997. In addition, net earnings for the nine months ended March 31, 1998 were also impacted by a $75,000 increase in net interest income, a $39,000 increase in noninterest income, a $23,000 decrease in federal deposit insurance premiums, a $93,000 increase in compensation and employee benefits, a $21,000 increase in other expenses, and a $14,000 increase in the provision for loan losses.

Net Interest Income

Net interest income increased by $25,000, or 5.97%, from $419,000 for the three months ended March 31, 1997 to $444,000 for the three months ended March 31, 1998. The increase in net interest income was due primarily to a large increase in the average balance of interest-earning assets. The increase in net interest income was partially offset by a slight decrease in the Company's net interest spread.







                                                                  (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY


For the three months ended March 31, 1998, the Company's interest-earning assets increased $11,450,000, or 21.07% in comparison of the three months ended March 31, 1998 and 1997. The incremental increase in interest generated from this growth offset additional interest expense on the Company's interest-bearing liabilities which funded this growth. Interest-bearing liabilities increased $12,939,000, or 31.14% in comparison of these two periods. As a result, the Company's ratio of average interest-earnings assets to interest-bearing liabilities decreased to 120.72% from 130.75% for the three months ended March 31, 1998 and 1997, respectively. The increase in net interest income was impacted by a slight decrease in net interest spread to 1.74% from 1.83% for the three months ended March 31, 1998 and 1997, respectively.

For the nine months ended March 31, 1998, the Company's net interest income increased $75,000, or 6.10% to $1,304,000 from $1,229,000 for the nine months ended March 31, 1997. As previously discussed, the increase in net interest income was due primarily to a large increase in the average balance of interest-earning assets. The increase in net interest income was impacted by a slight decrease in the Company's net interest spread.

For the nine months ended March 31, 1998, the Company's average interest-earning assets increased $11,592,000, or 22.12% in comparison of the nine months ended March 31, 1998 and 1997. The incremental increase in interest generated from this growth offset additional interest expense on the Company's interest bearing liabilities which funded this growth. Interest-bearing liabilities increased $12,994,000, or 33.12% in comparison of these two periods. As a result, the Company's ratio of average interest-earnings assets to interest-bearing liabilities decreased to 122.55% from 133.60% for the nine months ended March 31, 1998 and 1997, respectively. The increase in net interest income was impacted by a slight decrease in net interest spread to 1.68% from 1.79% for the nine months ended March 31, 1998 and 1997, respectively.

Interest Income

Interest income was $1,202,000 for the three months ended March 31, 1998, as compared to $972,000 for the three months ended March 31, 1997, representing an increase of $230,000, or 23.66%. The increase in interest income was primarily due to the Company's aforementioned growth for the nine months ended March 31, 1998. The increase in interest income was also affected by an increase in the overall yield on interest-earning assets. For the three months ended March 31, 1998, the yield on interest-earning assets was 7.31%, as compared to 7.16% for the three months ended March 31, 1997. The increase in yield on interest-earning assets was due primarily to a change in the composition of the Company's interest-earning assets in the three months ended March 31, 1998.




                                                                  (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY


Interest income was $3,515,000 for the nine months ended March 31, 1998, as compared to $2,791,000 for the nine months ended March 31, 1997, representing an increase of $724,000, or 25.94%. As discussed previously, the increase in interest income was primarily due to the Company's growth in 1997. The increase in interest income was also affected by an increase in the overall yield on interest-earning assets. For the nine months ended March 31, 1998, the yield on interest-earning assets was 7.32%, as compared to 7.10% for the nine months ended March 31, 1997. The increase in yield on interest-earning assets was due primarily to a change in the composition of the Company's interest-earning assets in the nine months ended March 31, 1998.

Interest on loans receivable increased by $131,000, or 32.75%, to $531,000 for the three months ended March 31, 1998, as compared to $400,000 for the three months ended March 31, 1997. Such increase was due to a $6,333,000, or 34.24% increase in the average balance of loans receivable from $18,497,000 for the three months ended March 31, 1997 to $24,830,000 for the three months ended March 31, 1998. The increase in interest on loans receivable was partially offset by a slight decrease in the average yield on loans receivable from 8.66% for the three months ended March 31, 1997, to 8.55% for the three months ended March 31, 1998.

Interest on loans receivable increased by $343,000, or 30.06%, to $1,484,000 for the nine months ended March 31, 1998, as compared to $1,141,000 for the nine months ended March 31, 1997. This increase was due to a $5,282,000, or 29.80% increase in the average balance of loans receivable from $17,724,000 for the nine months ended March 31, 1997 to $23,006,000 for the nine months ended March 31, 1998. The increase in interest on loans receivable was also affected by a slight increase in the average yield on loans receivable from 8.58% for the nine months ended March 31, 1997, to 8.60% for the nine months ended March 31, 1998.

In January 1997, the Company began designating all new mortgage-backed security purchases as available for sale. Mortgage-backed securities purchased prior to this date remained as held to maturity. Subsequently, in January 1998, the Company determined that it no longer had the intent to hold these securities to maturity and redesignated all mortgage-backed and related securities as available for sale. As a result of this redesignation, the Company reported no interest income on mortgage-backed and related securities held to maturity in the three months ended March 31, 1998.

Interest income on mortgage-backed and related securities available for sale was $437,000 and $50,000 for the three months ended March 31, 1998 and 1997, respectively. The yield on the Company's mortgage-backed securities portfolio available for sale was 6.66% for the three months ended March 31, 1998. Interest income on mortgage-backed and related securities available for sale was $772,000 and $50,000 for the nine months ended March 31, 1998 and 1997, respectively. The yield on the Company's mortgage-backed securities portfolio available for sale was 6.90% for the nine months ended March 31, 1998.


                                                                  (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY


As with the Company's mortgage-backed and related securities portfolio, in January 1997, the Company began designating all new investment security purchases as available for sale. Investment securities purchased prior to this date remained as held to maturity. In January 1998, the Company redesignated all investment securities as available for sale. As a result of this redesignation, the Company reported no interest income on investment securities held to maturity in the three months ended March 31, 1998.

Interest income on investment securities available for sale, including FHLB stock was $217,000 and $42,000 for the three months ended March 31, 1998 and 1997, respectively. The yield on the Company's investment securities portfolio available for sale was 6.48% for the three months ended March 31, 1998. Interest income on investment securities available for sale including FHLB stock was $457,000 and $42,029 for the nine months ended March 31, 1998 and 1997, respectively. The yield on the Company's investment securities portfolio available for sale was 6.82% for the nine months ended March 31, 1998.

Interest income on cash and cash equivalents decreased by $40,000, or 68.97% for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997. The decrease is a result of management's decision to decrease its cash on hand in order to enhance overall yield. Similarly, interest income on cash and cash equivalents decreased by $108,000, or 66.67% for the nine months ended March 31, 1998, as compared to the nine months ended March 31, 1997.

Interest Expense

Interest expense increased by $206,000, or 37.25%, from $553,000 for the three months ended March 31, 1997 to $759,000 for the three months ended March 31, 1998. The increase in interest expense resulted from $12,939,000, or 31.14% increase in the average balance of interest-bearing liabilities from $41,556,000 for the three months ended March 31, 1997 to $54,495,000 for the three months ended March 31, 1998. The increase in interest expense was also impacted by an increase in the average cost of funds to 5.57% during the three months ended March 31, 1998, as compared to 5.32% for the three months ended March 31, 1997.

The increase in the Company's sources of funds, and its resulting interest expense was primarily affected by an increase in the use of FHLB advances. The Company had average outstanding FHLB advances of $7,404,000 and $212,500 for the three months ended March 31, 1998 and 1997, respectively. As such, interest expense on FHLB advances totaled $111,000 and $1,000, respectively, during these periods. The Company utilized FHLB advances to fund increases in loan production and purchases of investment securities and mortgage-backed securities.



                                                                  (Continued)

                    REDWOOD FINANCIAL, INC.  AND SUBSIDIARY


The Company's average balance of deposits, including accrued interest payable increased by $5,748,000, or 13.90% for the three months ended March 31, 1998 in comparison to the three months ended March 31, 1997. The increase in deposits is primarily due to increased public (i.e. governmental) deposits. Public deposits are typically more volatile and more costly than traditional retail deposits.

Interest expense increased by $648,000, or 41.49%, from $1,562,000 for the nine months ended March 31, 1997 to $2,210,000 for the nine months ended March 31, 1998. The increase in interest expense resulted from a $12,994,000, or 33.12% increase in the average balance of interest-bearing liabilities from $39,230,000 for the nine months ended March 31, 1997 to $52,224,000 for the nine months ended March 31, 1998. The increase in interest expense was also impacted by an increase in the average cost of funds to 5.64% for the nine months ended March 31, 1998, as compared to 5.31% for the nine months ended March 31, 1997.

As previously discussed, the increase in the Company's sources of funds in comparison of the nine month periods was primarily affected by an increase in public deposits and the use of FHLB advances. The Company's average balance of deposits increased by $6,687,000, or 17.08% for the nine months ended March 31, 1998 in comparison to the nine months ended March 31, 1997. As a result, interest expense on deposits increased $354,000, or 22.66% in comparison of the two periods.

Interest expense on FHLB advances totaled $295,000 and $1,000 during the nine months ended March 31, 1998 and 1997, respectively. The Company's use of FHLB advances during the nine months ended March 31, 1997 was negligible.

Provision for Loan Losses

The Company's provision for loan losses was $14,000 and $14,000 for the three months and nine months ended March 31, 1998. During the three and nine months ended March 31, 1997, no loan loss reserves were provided. As noted, the Company has experienced large growth in its loan portfolio primarily as a result of its agricultural and commercial lending program. However, the Company has also increased loan production of 1-4 family residential mortgage loans, including home equity loans. The provision was increased in response to loan growth in anticipation that losses could occur. As such, the Company intends to regularly provide for known and unanticipated loan losses. The level of this provision is dependent on loan growth, delinquencies, economic conditions, and other various factors used by management in the assessment of its loan portfolio and overall level of loan loss reserves. The Company is committed to maintaining adequate allowances for loan losses, regardless of the impact on reported earnings.



                                                                  (Continued)

                    REDWOOD FINANCIAL, INC.  AND SUBSIDIARY


At March 31, 1998 and 1997, the allowance for loan losses totaled $227,000 and $213,000, respectively. The Company's net loan charge-offs were $0 and $0 for the three and nine months ended March 31, 1998 and 1997, respectively. At March 31, 1998 and 1997, the allowance for loan losses represented 0.84% and 1.12% of loans receivable, respectively. Nonaccrual loans totaled $0 and $0 at March 31, 1998 and 1997, respectively. At March 31, 1998 and 1997, classified assets totaled $741,000 and $252,000, respectively. The increase was the result of two agricultural participation loans which were past due at March 31, 1998, but have subsequently been brought current.

Noninterest Income

Noninterest income increased $20,000, or 133.33% from $15,000 to $35,000 for the three months ended March 31, 1998 and 1997, respectively. The increase is due to an increase in fees and service charges and a $7,000 gain recognized on the sales of mortgage-backed securities.

For the nine months ended March 31, 1998, noninterest income increased $39,000, or 90.70% to $82,000 from $43,000 for the nine months ended March 31, 1997. The increase is due to a $20,000 one-time prepayment penalty on a commercial loan participation and $15,000 in gains on the sales of mortgage-backed securities.

Noninterest Expense

Noninterest expense increased by $55,000, or 23.71%, from $232,000 for the three months ended March 31, 1997 to $287,000 for the three months ended March 31, 1998. The increase in noninterest expense was primarily due to higher compensation and employee benefits expenses. These expenses increased $36,000, or 20.22% and are a result of increased staff and higher compensation to existing employees.

In addition, as a result of the Company's October 1997 conversion to an automated data processing system from a manual data processing system, the Company now reports data processing expense separately. In previous periods, manual data processing costs were not material. Data processing expense totaled $8,000 for the three months ended March 31, 1998.

Noninterest expense decreased by $221,000, or 20.20%, from $1,094,000 for the nine months ended March 31, 1997 to $873,000 for the nine months ended March 31, 1998. The decrease in total noninterest expense was primarily due to a $237,000, one time special deposit insurance fund assessment during the nine months ended March 31, 1997 and lower professional fees of approximately $101,000 for the nine months ended March 31, 1998. The Company had incurred higher professional fees in the nine months ended March 31, 1997 as a result of an unsuccessful acquisition attempt. The decrease in noninterest expense was also impacted by a $23,000, or 51.11% decrease in federal deposit insurance premiums.
                                                                  (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY


The decrease in noninterest expense was partially offset by a $93,000, or 17.51% increase in compensation and employee benefits, and a $21,000, or 32.31%
increase in other expenses. As previously discussed, the increase in compensation and employee benefits is primarily due to increased staff and higher compensation of existing employees and directors. The increase in other expenses is primarily due to management fees associated with the Company's investment in a limited partnership. In addition, for the nine months ended March 31, 1998, data processing expenses totaled $21,000.

Income Taxes

The Company's income tax expense decreased by $10,000, or 13.33% from $75,000 for the three months ended March 31, 1997, to $65,000 for the three months ended March 31, 1998. The change in income taxes was due primarily to a decrease in pre-tax earnings of $25,000, or 12.38% from $202,000 for the three months ended March 31, 1997 to $177,000 for the three months ended March 31, 1998.

The Company's income tax expense increased by $130,000, or 250.00% from $52,000 for the nine months ended March 31, 1997, to $182,000 for the nine months ended March 31, 1998. The change in income taxes was due primarily to an increase in pre-tax earnings of $322,000, or 181.92% from $177,000 for the nine months ended March 31, 1997 to $499,000 for the nine months ended March 31, 1998.

Forward Looking Information

In recent years, significant new federal legislation has imposed numerous new legal and regulatory requirements on financial institutions. In addition to the uncertainties posed by possible legislative change, there are many other uncertainties that may make the Company's historical performance an unreliable indicator of its future performance, and forward-looking information, including projections of future performance, is subject to numerous possible adverse developments, including but not limited to the possibility of adverse economic developments which may increase default and delinquency risks in the Company's loan portfolio; shifts in interest rates which may result in shrinking interest margins; deposits outflows; interest rates on competing investments; demand for financial services and loan products; increases generally in competitive pressure in the banking and financial services industry; changes in accounting policies or guidelines, or monetary and fiscal policies of the federal government; changes in the quality or composition of the Company's loan and investment portfolios; or other significant uncertainties.





                                                                   (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY


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

The primary investing activities of the Company are the origination of loans and the purchase of investment and mortgage-backed and related securities. During the nine months ended March 31, 1998 and 1997, the Company's loan portfolio, net, increased $6,133,000 and $2,363,000, respectively. During the same periods, the Company purchased investment securities and mortgage-backed and related securities in the amounts of $11,909,000 and $11,242,000, respectively. The primary financing activity of the Company is the attraction of savings deposits and utilization of FHLB advances.

The Company has other sources of liquidity if there is a need for funds. The Association has the ability to obtain additional advances from the Federal Home Loan Bank of Des Moines. During the nine months ended March 31, 1998 and 1997, the Association utilized advances of $12,200,000 and $1,500,000, respectively. The Company's advances include $3,000,000 which include call provisions. In the event that these advances are called, the FHLB has committed to providing an alternative funding, albeit at different rates and terms. In addition, commencing in January 1998, the Company's redesignation of all investment securities, including mortgage-backed and related securities as available for sale is intended to increase liquidity and overall operational flexibility.

The Association is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be changed at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is currently 4.0%.

The Company's most liquid assets are cash and cash equivalents. In addition, the Company maintains a portfolio of readily marketable investment securities, including mortgage-backed and related securities which are designated available for sale. The levels of cash and investment securities, including mortgage-backed and related securities, are dependent on the Company's operating, financing, and investing activities during any given period. At March 31, 1998 and June 30, 1997, cash and cash equivalents totaled $2,447,000 and $764,000, respectively. Investment securities, including mortgage-backed and related securities designated available for sale total $38,333,000 and $15,131,000 at March 31, 1998 and June 30, 1997, respectively.

                                                                  (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY


Federal savings institutions are required to satisfy three capital requirements:
(i) a requirement that "tangible capital" equal or excess 1.5% of tangible assets, (ii) a requirement that "core capital" equal or excess 4.0% of adjusted tangible assets, and (iii) a risk-based capital requirement currently of 8.0% of "risk-adjusted" assets. The Association currently meets all three capital requirements.


Recent Developments

Proposed Bank Building

In April, 1998, the Company announced that it has approved the construction of a new bank building for the Association on the east side of the City of Redwood Falls, Minnesota. Construction is to commence shortly with completion scheduled near December 1998. The Company is constructing the new building in order to modernize its facilities and to offer additional banking services in the near future. The Company believes that its current facilities are not adequate to effectively promote additional banking services nor generate increased revenues.

The use of funds to construct this facility and the resulting higher occupancy costs will result in a decrease in the Company's net earnings. The Company estimates that this decrease in net earnings will be approximately $120,000 per year. The Company's estimate does not reflect any additional staffing or other indirect costs which may be incurred, nor any additional revenues which may be generated. The Company expects to continue utilizing its existing downtown Redwood Falls location.


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

                                REDWOOD FINANCIAL, INC.
                                Registrant


Date: April 30, 1998            /s/ Paul W. Pryor
      --------------            -----------------
                                Paul W. Pryor, President and Chief Executive
                                Officer (Duly Authorized Officer)

Date: April 30, 1998            /s/ Anthony H. Acker
      --------------            --------------------
                                Anthony H. Acker, Chief Financial Officer
                                (Principal Accounting Officer)