Form 10KSB
period 1998-06-30
REDWOOD FINANCIAL INC /MN/
filed 1998-09-25
CIK 942895

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One):

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 1998,

[ ] TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from to .

Commission File No. 0-25884

                             REDWOOD FINANCIAL, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

Minnesota                                                       41-1807233
---------------------------------------------                 ------------------
(State or Other Jurisdiction of Incorporation                 I.R.S. Employer
or Organization)                                              Identification No.

301 South Washington Street (P.O. Box 317), Redwood Falls, Minnesota  56283-0317
--------------------------------------------------------------------  ----------
(Address of Principal Executive Offices)                              (Zip Code)

Issuer's Telephone Number, Including Area Code:                   (507) 637-8730
                                                                  --------------

Securities registered pursuant to Section 12(b) of the Act:                 None
                                                                            ----

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.10 per share
                     ---------------------------------------
                                (Title of Class)

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  YES [X] NO [ ].

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year $4.9 million.
                                                                 ------------

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock on September 2, 1998, was $6.6 million ($13.0 per share based on 510,221 shares of Common Stock held by non-affiliates).

         As of September 2, 1998, there were issued and outstanding 800,611 shares of the registrant's Common Stock.

Transition Small Business Disclosure Format (check one) YES [ ] NO [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Annual Report to Stockholders for the Fiscal Year ended June 30, 1998. (Part II)
     2.   Portions   of  the  Proxy   Statement   for  the  Annual   Meeting  of
          Stockholders. (Part III)

PART I

Item 1.  Business
-----------------

Business of the Company

         Redwood Financial, Inc. (the "Company") is a Minnesota corporation. It was organized in January 1995 at the direction of Redwood Falls Federal Savings and Loan Association (the "Association") in connection with the Association's conversion from the mutual to stock form (the "Conversion"). On July 7, 1995, the Association completed its conversion and became a wholly owned subsidiary of the Company. Subsequently, in May 1998, the Association changed its corporate title to HomeTown Bank (the "Bank"). The Company is a unitary savings and loan holding company which, under existing laws, generally is not restricted in the types of business activities in which it may engage provided the Bank retains a specified amount of its assets in housing-related investments. At June 30, 1998, the Company had total assets of $77.3 million, total deposits of $48.1 million, and stockholders' equity of $11.9 million. The primary activity of the Company is to hold all of the outstanding capital stock of the Bank, however, the Company maintains a small loan portfolio separate from its investment in the Bank.

Business of the Bank

         The Bank attracts deposits from the public and uses such deposits primarily to purchase investment securities and mortgage-backed and related securities and to originate loans in its market area. For its loan portfolio, the Bank originates and retains fixed and adjustable rate loans, and fixed rate balloon loans. The Bank is primarily a 1-4 family residential mortgage lender; however, the Bank has actively begun origination of commercial and agricultural loans, including both real estate secured and operating and term loans secured by non-real estate collateral. The Bank also originates various consumer loans and a limited number of multi-family and residential construction loans. The Bank also participates in several commercial, commercial real estate, and agricultural loans.

         The principal sources of funds for the Bank's lending activities are deposits and the amortization, repayment, and maturity of loans and investment securities. The Bank also obtains funds from Federal Home Loan Bank ("FHLB") advances. The Bank does not rely on brokered deposits, however, a substantial portion of the Bank's deposits are funds from local government entities. Principal sources of income are interest on loans, mortgage-backed and related securities, and investment securities. The Bank's principal expenses are interest expense on deposits and noninterest expense and, to a lesser extent, interest expense on FHLB advances.

         The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS") and its deposits have been federally insured by the Savings Association Insurance Fund ("SAIF") and its predecessor, the Federal Savings and Loan Insurance Corporation ("FSLIC"), since 1958. The Bank is a member of, and owns capital stock in, the Federal Home Loan Bank
("FHLB")  of Des  Moines,  which  is one of the 12  regional  banks  in the FHLB
System.

Market Area and Competition

         The Bank's market area consists of a major portion of Renville County and northern Redwood County, Minnesota. This area is primarily rural with a large amount of agri-business. The primary lending concentration is in the Bank's market area, an area mainly comprised of the cities of Redwood Falls and Olivia, both of which are county seats and have populations of approximately 5,000 and 2,800, respectively. Historically, the economy in the Bank's market area has been dependent on agriculture and agriculture related industries. However, one of the largest employers in this area is a manufacturer of peripheral parts for computers. In recent years, a casino has had an important economic impact on the area providing employment and promoting tourism. Employment is also provided by city and county governments, through their need for administrative and hospital workers.

Lending Activities

         General. The Company's loan portfolio predominantly consists of mortgage loans secured by single family residences. The Company also makes agricultural and commercial real estate, consumer, residential construction, multi-family real estate loans, and agricultural and commercial non-real estate loans. From time to time, the Company will participate in agricultural and commercial real estate loans and, agricultural operating and commercial loans not secured by real estate.

         Most of the Company's loan portfolio is secured by first mortgage loans on one- to four-family residences. For its mortgage loan portfolio, the Company originates and retains both fixed-rate and adjustable-rate loans. The Company does not sell mortgage loans into the secondary market. The Company's consumer loan portfolio consists primarily of savings account loans and to a lesser extent other consumer loans. The Company's commercial real estate loans are secured by multi-family residential apartment buildings, office buildings, and retail establishments. Agricultural loans are secured by real estate and/or other farm related collateral.

         Analysis of Loan Portfolio. The following table sets forth information concerning the composition of the Company's loan portfolio in dollar amounts and in percentages of the loan portfolio (before deductions for loans in process, deferred loan fees and discounts, and allowance for loan losses) as of the dates indicated.

                                                            At June 30,
                                       --------------------------------------------------
                                                1998                      1997
                                       ------------------------    ----------------------
                                         Amount      Percentage    Amount      Percentage
                                         ------      ----------    ------      ----------
                                                   (Dollars in thousands)
Real estate loans:
  Residential (1-4 family) .........   $ 24,261        83.67%    $ 18,577        89.46%
  Residential construction .........        464         1.60          502         2.42
  Multi-family .....................      1,472         5.08          174         0.84
  Multi-family construction ........          0         0             980         4.72
  Commercial .......................      1,375         4.74          680         3.27
  Agricultural .....................        113         0.39          150         0.72
Consumer loans:
  Other consumer loans .............        182         0.63           21         0.10
  Loans on deposits ................        256         0.88          133         0.64
Commercial .........................      1,236         4.26          715         3.44
Agricultural operating .............      2,793         9.64          425         2.05
                                       --------       ------     --------       ------
Total ..............................     32,152       110.89       22,357       107.66
Less:
  Loans in process .................     (2,877)       (9.92)      (1,361)       (6.56)
  Deferred loan fees and discounts .        (29)       (0.10)         (16)       (0.08)
  Allowance for loan losses ........       (251)       (0.87)        (213)       (1.02)
                                       --------       ------     --------       ------
Total loans, net ...................   $ 28,995       100.00%    $ 20,767       100.00%
                                       ========       ======     ========       ======


         The Company primarily originates loans for retention in its portfolio and has not purchased whole loans or sold loans during the past three years.

         Loan Maturity Tables. The following table sets forth the maturity of Company's loan portfolio at June 30, 1998. The table does not include prepayments or scheduled principal repayments. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.

               One- to Four-      Multi-
                      Family      Family   Residential Multi-Family  Commercial  Agricultural
                 Residential Real Estate  Construction Construction  Real Estate Real Estate  Consumer Commercial Agricultural Total
                 ----------- -----------  ------------ ------------  ----------- -----------  -------- ---------- ------------ -----
                                                                          (In thousands)
Amounts Due:
  Within 1 year    $   830     $    45       $     0       $     0     $     7     $     0     $   153   $   105     $     1 $ 1,141
  1 to 5 years .     8,150         416             0             0         560         113          88       324       2,174  11,825
  After 5 years     15,281       1,011           464             0         808           0         197       807         618  19,186
                   -------     -------       -------       -------     -------     -------     -------   -------     ------- -------
Total amount due   $24,261     $ 1,472       $   464       $     0     $ 1,375     $   113     $   438   $ 1,236     $ 2,793 $32,152
                   =======     =======       =======       =======     =======     =======     =======   =======     ======= =======

         The following table sets forth the dollar amount of all loans due after June 30, 1999, which have pre-determined interest rates and which have floating or adjustable interest rates.

                                                     Floating or
                                         Fixed        Adjustable
                                         Rates          Rates             Total
                                                (In thousands)

1-4 Family residential............     $18,349            $5,082         $23,431
Multi-family real estate..........         416             1,011           1,427
Residential construction..........         464                --             464
Multi-family construction.........          --                --              --
Commercial real estate............       1,334                34           1,368
Agricultural real estate..........         113                --             113
Consumer..........................         285                --             285
Commercial........................       1,131                --           1,131
Agricultural......................       2,792                --           2,792
                                       -------           -------         -------
  Total...........................    $ 24,884          $  6,127        $ 31,011
                                       =======           =======         =======


         One-to Four-Family Residential Loans. The Bank's primary lending activity consists of the origination of one- to four-family residential mortgage loans secured by property located in the Bank's primary market area. The Bank generally originates one- to four-family residential first mortgage loans without private mortgage insurance in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property. The Bank generally will not originate any loan which exceeds 95% of the lesser of the appraised value or the selling price of the property and typically requires private mortgage insurance on any loans in excess of 80% of the value of the mortgaged property. The Bank also originates home equity loans (e.g., second mortgage loans) up to 90% of the appraised value on an aggregate basis with all other mortgages without private mortgage insurance.

         In order to maintain interest-rate risk at acceptable levels, the Bank originates primarily fixed-rate, balloon mortgage loans that provide for an amortization of up to 30 years, but which typically mature after 5 to 7 years. Provided the borrower demonstrates acceptable repayment ability, the Bank will usually refinance the balloon mortgage loan at maturity at the then current market rate of interest. Among other factors, the Bank's refinancing of these loans is dependent upon adequate collateral value. The Bank will originate fixed-rate loans with maturities of up to 30 years. The Bank monitors the level of this type of long-term, fixed-rate lending in order to control interest-rate risk. In addition, the Bank attempts to fund long-term, fixed-rate loans with long-term deposits and FHLB advances.

         The Bank also offers adjustable-rate loans, although the majority of its recent loan production has been in fixed-rate balloon loans. The Bank's adjustable-rate mortgage loans provide for periodic interest-rate adjustments of 1% to 2% with a maximum adjustment over the life of the loan of between 5% and 6%. Typically, the interest rate on these loans adjusts every 1, 3, or 5 years, and provides for amortization over a 15- to 30-year period. Indices used in the origination of adjustable-rate mortgage loans include both U.S. Treasury securities and a national cost of funds index.

         Interest rates charged on mortgage loans are competitively priced based on market conditions and the Bank's cost of funds. The origination fees for loans are generally 1% of the loan amount. Generally, the Bank's standard underwriting guidelines for fixed-rate mortgage loans conform to Federal Home Loan

Mortgage Corporation ("FHLMC") guidelines. It is the current policy of the Bank to originate loans solely for its loan portfolio. However, if certain market conditions exist, the Bank may originate long-term, fixed-rate loans for sale in the secondary mortgage market. The Bank will continue to emphasize short-term or adjustable-rate mortgage loans consistent with its asset/liability management strategy; however, recent declines in interest rates have resulted in a higher level of origination of long-term, fixed-rate loans. At June 30, 1998, the Bank did not service loans for others.

         Consumer Loans. Consumer loans are primarily made when secured by a savings account in the Bank. These loans generally have rates that adjust with the rate on the underlying account and are typically at least one percent above the rate on the underlying account. Savings account loans are offered subject to a 90% loan-to-value ratio. The Bank is in the process of expanding its consumer loan program to include auto, unsecured, and other forms of consumer lending. At June 30, 1998, the Bank's balance in these other consumer loans totaled $182,000. Although the Bank also makes home equity loans, these loans are secured by liens on primary residences and are categorized as one- to four-family residential mortgage loans.

         Commercial Real Estate Loans. In order to serve its community and enhance the yield on its assets, the Bank originates loans secured by commercial real estate. Loans secured by commercial real estate are generally originated in amounts up to 80% of the appraised value of the property. Commercial real estate loans are either adjustable-rate loans that reprice after 1, 3, or 5 years or fixed-rate balloon loans due after 1, 3, or 5 years. Commercial real estate loans typically amortize over a 25- to 30-year period. At June 30, 1998, the Bank's largest commercial real estate loan to one borrower consisted of a loan totaling $328,000, secured by several retail properties in Redwood Falls, Minnesota. All commercial real estate loans require approval by the Bank's Board of Directors. As part of its underwriting, the Bank requires that borrowers qualify for adjustable rate commercial real estate loans at the fully indexed interest rate rather than at the origination interest rate.

         Loans secured by commercial real estate generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. For the small total dollar amount of loans secured by church real estate that are originated by the Bank, repayment is dependent upon the continuing financial support of the church's members.

         Residential Construction Loans. Residential construction loans are generally made on single-family residential property to the individuals who will be the owners and occupants upon completion of construction. These loans are made on a long-term basis and are classified as construction permanent loans, usually with no principal payments required during the first six months, after which the payments are set at an amount that will amortize over a 15- to 30-year period. The maximum loan-to-value ratio is 80%. For loans with private mortgage insurance, the maximum loan to value ratio is 95%. Because residential construction loans are not rewritten if permanent financing is obtained from the Bank, these loans are made on terms similar to those of the Bank's one- to four-family residential loans and may be amortized over terms of up to 30 years.

         The Bank originates a limited number of speculative loans to builders and limits the loan to value ratio to 80% with a balloon maturity based on an amortization of up to 30 years on terms that are assumable by ultimate purchasers. In underwriting such loans, the Bank takes into consideration the number of units that the builder has on a speculative basis that remain unsold.

         Multi-Family Loans. The Bank also makes fixed-rate and adjustable-rate multi-family loans, including loans on apartment complexes. At June 30, 1998, the Company's largest multi-family loans consisted of two loans to the economic development authorities of the cities of Redwood Falls and Olivia, Minnesota totaling $498,000 and $480,000, respectively. The loans are secured by mortgage liens on the respective multi-family properties.

         Multi-family loans generally provide higher origination fees and interest rates than can be obtained from single-family mortgage loans. Multi-family lending, however, entails significant additional risks compared with one- to four-family residential lending.

         Commercial Loans. During fiscal 1998, the Bank began to actively originate commercial loans not secured by real estate. In this period, the Bank hired a local experienced loan officer to expand its commercial and agricultural lending programs. As such, the Bank's portfolio of commercial non-real estate loans increased by $695,000 to $1,236,000 from June 30, 1997 to June 30, 1998.
The Company's largest commercial loans to one borrower consist of two participation loans, totaling $737,000 to a local casino secured primarily by the casino's revenues.

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

         Agricultural Lending. As with the Bank's commercial lending activities, during fiscal 1998, the Bank began to actively originate agricultural loans secured by real estate or by other non real estate collateral. As a result, the Bank's portfolio of agricultural loans secured by non-real estate collateral increased by $2,368,000 to $2,793,000 from June 30, 1997 to June 30, 1998. The
Bank's portfolio of agricultural loans secured by real estate declined modestly by $37,000 to $113,000 from June 30, 1997 to June 30, 1998. The Company's largest agricultural loans to one borrower consist of an agricultural term loan totaling $537,000 secured by cooperative stock.

         Agricultural lending, including both operating and real estate-secured agricultural lending generally involves a greater degree of risk than the Bank's traditional residential mortgage lending efforts. This increased credit risk is a result of various factors, including higher loan balances, the concentration of principal in a limited number of loans and borrowers, the effects of general and farm-specific economic conditions, weather conditions, and the increased difficulty in monitoring these types of loans. Moreover, repayment is largely dependent upon the successful operation of the farm enterprise. If the cash flow from the farm enterprise is reduced, the borrower's ability to repay the loan may be impaired.

         Loan Commitments. The Bank issues written commitments to prospective borrowers on all real estate loans. Generally, the commitment requires acceptance within 45 days of the date of issuance. At June 30, 1998, the Bank had $2,198,000 of commitments to cover originations, undisbursed funds for loans in process, and unused lines of credit. The Bank believes that most of the Bank's commitments will be funded.

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

         Nonperforming Assets. The following table sets forth information regarding non-accrual loans, real estate owned, and certain other repossessed assets and loans. As of the dates indicated, the Bank had no loans modified in a troubled debt restructuring.

                                                                          June 30,
                                                                ---------------------------
                                                                  1998                1997
                                                                -------             -------
                                                                    (Dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  Permanent loans secured by 1-4 family residences...........   $   --              $   --
  All other mortgage loans...................................       --                  --
Non-mortgage loans...........................................       --                  --
                                                                ------              ------
Total........................................................   $   --              $   --
                                                                 =====              ======

Accruing loans which are contractually past due 90 days or more:
Mortgage loans:
  Permanent loans secured by 1-4 family residences...........    $  75              $  120
  All other mortgage loans...................................       --                  --
Non-mortgage loans...........................................       15                  --
                                                                 -----              ------
Total........................................................    $  90              $  120
                                                                  ====              ======
Total non-accrual and accrual loans..........................    $  90              $  120
                                                                  ====              ======
Real estate..................................................    $  --                  14
                                                                 =====              ======
Other non-performing assets..................................    $  --                  --
                                                                 =====              ======
Total non-performing assets..................................    $  90              $  134
                                                                 =====              ======
Total non-accrual and accrual loans to
  net loans..................................................     0.31%               0.58%
                                                                  ====                ====
Total non-accrual and accrual loans to
  total assets...............................................     0.12%               0.19%
                                                                  ====                ====
Total non-performing assets to total assets..................     0.12%               0.22%
                                                                  ====                ====



         There was no interest income that would have been recorded on loans placed on a non-accrual basis under the original terms of such loans as there were no loans on a nonaccrual basis during the year ended June 30, 1998.

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

         At June 30, 1998, the Company's classified assets consisted of substandard loans of $37,000. At June 30, 1998, the Company also had $427,000 in loans designated as special mention. The Company had delinquent loans of 60 and 90 days or more of $138,000 and $90,000, respectively, and a general valuation allowance of $251,000.

         Foreclosed Real Estate. Real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the fair value at the date of acquisition less estimated costs of disposition. The Company had no real estate owned at June 30, 1998.

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

                                                                         At June 30,
                                                  ------------------------------------------------------------
                                                        1998                                  1997
                                                  ---------------------------         ------------------------
                                                               Percent of                          Percent of
                                                             Loans in each                       Loans in each
                                                              Category to                         Category to
                                                  Amount      Total Loans             Amount      Total Loans
                                                  ------      -----------             ------      -----------
                                                                    (Dollars in thousands)
At end of period allocated to:
Real estate mortgage:
  1-4 family residential............                  56           76.9                   68           85.3
  Multi-family .....................                   5            4.5                    1            5.2
  Commercial........................                  31            4.3                    6            3.0
  Agricultural......................                   1            0.4                    1            0.7
Consumer............................                   2            1.4                   --            0.7
Commercial..........................                   8            3.8                   --            3.2
Agricultural........................                  18            8.7                    7            1.9
Unallocated allowance for
  loans losses......................                 130            N/A                  130            N/A
                                                   -----          -----                -----          -----
    Total allowance for
      loan losses ..................               $ 251          100.0%               $ 213          100.0%
                                                   =====          =====                =====          =====



         Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Company's allowance for loan losses at the dates and for the periods indicated:

                                                                 At or For the Year
                                                                    Ended June 30,
                                                             ----------------------------
                                                               1998                1997
                                                               ----                ----
                                                                (Dollars in thousands)

Total loans outstanding (1).....................              $29,246             $20,980
                                                               ======              ======
Average loans outstanding.......................              $24,131             $18,284
                                                               ======              ======

Allowance balances (at beginning of
year)...........................................             $    213                $213
Charge-offs.....................................                   --                  --
Recoveries......................................                   --                  --
                                                             --------             -------
Net charge-offs.................................                   --                  --
Provision.......................................                   38                  --
                                                             --------             -------
Allowance balance (at end of year)..............             $    251             $   213
                                                             ========             =======
Allowance for loan losses as a percent
  of total loans outstanding....................                 0.86%               1.02%
Net loans charged off as a percent of
  average loans outstanding.....................                   --%                 --%

--------------------------------
(1)      Excludes allowance for loan losses.

         Mortgage-Backed and Related Securities. To supplement lending activities, the Company invests in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments and/or sales, as a source of liquidity.

         At June 30, 1998, the Company's mortgage-backed and related securities designated available-for- sale had a carrying value (and fair value) of $33.9 million, and an amortized cost of $33.7 million. In January 1998, the Company redesignated all mortgage-backed and related securities held to maturity as available for sale. As such, at June 30, 1998, the Company had no mortgage-backed and related securities designated held to maturity. The Company doe not intend to designate any mortgage-backed and related securities as held to maturity in the foreseeable future.

         Mortgage-backed securities represent a participation interest in a pool of single-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Such quasi-governmental agencies, which guarantee the payment of principal and interest to investors, primarily include FHLMC, Government National Mortgage Bank ("GNMA"), and Federal National Mortgage Bank ("FNMA").

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

         Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages can be composed of either fixed-rate mortgages or adjustable-rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. As a result, the interest rate risk characteristics of the underlying pool of mortgages, (i.e., fixed-rate or adjustable-rate) as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Mortgage-backed securities issued by FHLMC, FNMA, and GNMA make up a majority of the pass-through certificates market. At June 30, 1998, the Company had no collateralized mortgage obligations or other mortgage derivative products.

         Investment Activities. In order to maintain operational flexibility and meet regulatory liquidity requirements, the Bank maintains an investment securities portfolio. See Regulation of the Bank Liquidity Requirements.
Investment securities can serve as collateral for borrowings and, through maturities and/or sales, as a source of liquidity.

         At June 30, 1998, the Company's investment securities designated available-for-sale had a carrying value (and fair value) of $9.8 million. At June 30, 1998, amortized cost also totalled $9.8 million. In January 1998, the Company redesignated all investment securities held to maturity as available for sale. As such, at June 30, 1998, the Company had no investment securities designated held to maturity. The Company does not intend to designate any investment securities as held to maturity in the foreseeable future. The Company's investment securities consisted primarily of U.S. Treasury securities and U.S. Government agency securities. To a lesser extent, the portfolio includes municipal bonds and interest-bearing deposits as permitted by regulation.

         Investment Portfolio. The following table sets forth the carrying value of the Company's investment securities portfolio, short-term investments, FHLB stock, and mortgage-backed and related securities at the dates indicated.

                                                      At June 30,
                                               -------------------------
                                                1998              1997
                                              -------            -------
                                                (In thousands)
  U.S. Treasury notes....................      $3,798            $ 5,502
  U.S. Government agency securities......                         10,725
                                                5,166
  Municipal bonds........................         830              1,150
                                              -------             ------
    Total investment securities..........       9,794             17,377
Interest-earning deposits in
  other institutions.....................       1,989                748
FHLB stock...............................         835                334
Mortgage-backed and related
  securities.............................      33,937             22,023
                                              -------             ------
      Total investments..................     $46,555            $40,482
                                              =======             ======



         Portfolio Maturities. The following table sets forth certain information regarding the carrying values, weighted average yields, and contractual maturities of the Company's investment securities and mortgage-backed and related securities portfolio at June 30, 1998.


                                                                          As of June 30, 1998
                            --------------------------------------------------------------------------------------------------------

                                  One Year or Less           One to Five Years       Five to Ten Years          More than Ten Years
                            -----------------------      ---------------------       -------------------       ---------------------
                              Carrying     Average        Carrying     Average       Carrying    Average        Carrying    Average
                                Value       Yield           Value       Yield         Value       Yield          Value       Yield
                               -------     -------         -------     -------       -------     -------        -------     ------
                                                                      (Dollars in thousands)
U.S. Treasury notes......      $3,798        5.44%        $    --         --%       $    --         --%         $   --          --%
U.S. Government
  Agency bonds...........       1,753        6.48           1,913       6.64          1,500        6.48             --          --
Municipal bonds (1)......         430        4.19             250       4.35            150        4.57             --          --
                               ------       -----          ------      -----         ------        ----         ------       -----

 Total investment
    securities...........       5,981        5.65           2,163       6.38          1,650        6.31             --          --

Mortgage-backed and
  related securities.....       1,965        6.34           9,811       6.55         20,173        6.50          1,988        7.19
                                -----       -----          ------      -----        -------        ----          -----       -----
  Total investment
    portfolio(2).........      $7,946        5.82%        $11,974       6.52%       $21,823        6.49%        $1,988        7.19%
                                =====       =====          ======      =====         ======       =====          =====       =====


--------------------------------
(1) Tax exempt income was not significant and thus has not been presented on a tax equivalent basis.
(2)  Excludes interest-bearing deposits and FHLB stock.

Sources of Funds

         General. Deposits and, to a lesser extent, FHLB advances are the major source of the Company's funds for lending and other investment purposes. The Company derives funds from the amortization and prepayment of loans and, to a much lesser extent, the maturities of investment securities, mortgage-backed, and related securities and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

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

         At June 30, 1998, passbook and money market accounts constituted $7.6 million, or 15.80% of the Company's deposit portfolio and certificates of deposit constituted $40.5 million or 84.20% of the deposit portfolio. The Company had no brokered deposits at that date, however, a substantial portion of the Bank's deposits are funds from local government entities.

         Deposits of $100,000 or More. The following table indicates the amount of the Company's deposit accounts of $100,000 or more as of June 30, 1998, including term certificate accounts separated by time remaining until maturity.

                                                            Amount
                                                            ------
                                                        (In thousands)
Term certificate accounts:
  Maturity Period
  Within three months.....................                 $ 2,660
  Three through six months................                   4,254
  Six through twelve months...............
                                                             3,878
  Over twelve months......................                   4,976
                                                           -------
    Total.................................                  15,768
Money market accounts.....................                   3,531
                                                           -------
    Total.................................                 $19,299
                                                            ======


Borrowings

         Deposits are the primary source of funds for the Company's lending and investment activities and for its general business purposes. The Bank obtains advances from the FHLB of Des Moines to supplement its supply of lendable funds. Advances from the FHLB of Des Moines are typically secured by a blanket pledge of its 1-4 family mortgage loan portfolio, a pledge of the Bank's stock in the FHLB of Des Moines, and a portion of the Bank's investment securities. At June 30, 1998, the Bank had advances outstanding of $16.2 million. The Bank also has a $1.0 million line of credit with the FHLB which was not drawn on at June 30, 1998. The Bank's advances include $5.0 million in advances with various call features. If called, the FHLB has pledged to provide alternative funding albeit at then current market terms. The Bank, if the need arises, may also access the discount window of the Board of Governors of the Federal Reserve System ("Federal Reserve Board") to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At June 30, 1998, the Company and the Bank had no borrowings from the Federal Reserve Board.

Personnel

         The Company has no employees other than executive officers. As of June 30, 1998, the Bank had 12 full-time and 2 part-time employees. None of the Bank's employees are represented by a collective bargaining group.

Regulation

         Set forth below is a brief description of certain laws which related to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Regulation of the Company

         General. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, should such subsidiaries be formed, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Company.

         Qualified Thrift Lender Test. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL and were acquired in a supervisory acquisition. See "Regulation of the Bank-Qualified Thrift Lender Test."

Regulation of the Bank

         General. As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the Federal Deposit Insurance Corporation ("FDIC"). Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

         Insurance of Deposit Accounts. The Bank's deposit accounts are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

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

         Effective September 30, 1996, federal law was revised to mandate a one-time special assessment on SAIF members such as the Bank of approximately
 .657% of deposits held on March 31, 1995. The Bank recorded a $237,000 pre-tax expense for this assessment for the year ended June 30, 1997, recognized in the first fiscal quarter. Beginning January 1, 1997, deposit insurance assessments for SAIF members were reduced to approximately .064% of deposits on an annual basis; this rate may continue through the end of 1999. During this same period, BIF members are expected to be assessed approximately .013% of deposits. Thereafter, assessments for BIF and SAIF members should be the same and the SAIF and BIF may be merged. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations. As a result of these changes, beginning January 1, 1997, the rate of deposit insurance assessed the Bank declined by approximately 70% from rates in effect prior to September 30, 1996.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. The Bank's regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of June 30, 1998.

         Interest-Rate Risk (IRR). As a financial institution regulated by the OTS, the Bank is required to measure and monitor its sensitivity to interest rate movements. OTS-regulated institutions meeting certain conditions have the option of utilizing the OTS-established IRR measurement model, or developing an in-house model. The Bank has chosen to meet its IRR sensitivity modeling requirements through use of the OTS's Net Present Value (NPV) model. This model measures how the net present value of an institution's assets, liabilities and off-balance-sheet items would change in the event of a range of assumed changes in market interest rates. These computations estimate the effect on NPV of a permanent and instantaneous change in market interest rates of plus or minus 100, 200, 300, and 400 basis points (bps). The Board has established acceptable ranges for the NPV changes across these various scenarios.

         The following table sets forth the interest-rate risk measures, as calculated by the OTS's NPV model, for the Bank at June 30, 1998 and 1997, given an instantaneous and permanent increase in market interest rates.

         Risk Measures:                                                      At June 30,            At June 30,
                                                                                1998                    1997
                                                                             -----------            -----------
         200 Basis point rate shock
         Pre-shock NPV ratio: NPV as % of present value of assets               13.14%                 15.48%
         Exposure measure: Post-shock NPV ratio:                                11.29%                 12.95%
         Sensitivity measure: Change in NPV ratio:                            (185) bps              (253) bps



         Calculations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit run-off, and should not be relied upon as indicative of actual results. Further, the calculations do not contemplate any actions the Bank may undertake in response to changes in interest rates. Nevertheless, the Bank's interest-rate risk exposure has decreased over the 12 months ended June 30, 1998, primarily as a result of the Company's use of long-term, fixed-rate FHLB advances. These advances were obtained as part of management's strategy to fund a substantial portion of its long-term, fixed-rate loan portfolio with long-term, fixed-rate sources of funds in order to minimize interest-rate risk.

         Savings associations with a greater than "normal" level of interest rate exposure may, in the future, be subject to a deduction from capital for an interest rate risk ("IRR") component for purposes of calculating their risk-based capital requirement.

         Dividend and Other Capital Distribution Limitations. OTS regulations require the Bank to give the OTS 30 days advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company.

         OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. At June 30, 1998, the Bank was a Tier 1 institution. In the event the Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

         In addition, the Bank may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account to be established pursuant to the Bank's plan of conversion. During the year ended June 30, 1998, the Bank declared and paid a $500,000 dividend to the Company.

         Loans to One Borrower. Savings institutions are subject to the same limits as those applicable to national banks, which under current regulations limit loans to one borrower in an amount equal to 15% of unimpaired capital and unimpaired surplus, or $500,000, whichever is greater. The Bank's maximum loan to one borrower limit was approximately $1,275,000 as of June 30, 1998.

         At June 30, 1998, the Bank's largest loan amount to one borrower was an agricultural term loan in the amount of $537,000, secured by co-operative stock.

         Qualified Thrift Lender Test. Savings institutions must meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-related securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Des Moines. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 20% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. As of June 30, 1998, the Bank was in compliance with its QTL requirement with 84.71% of its assets invested in QTIs.

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

         Federal Home Loan Bank System. The Bank is a member of the FHLB of Des Moines, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At June 30, 1998, the Bank was in compliance with these requirements.

Item 2.  Description of Property
--------------------------------

         (a) Properties.

         The Company owns no real property but utilizes the offices of the Bank. The Bank owns its main office located at 301 South Washington Street, Redwood Falls, Minnesota and one full- service branch office located at 824 East Lincoln Street, Olivia, Minnesota. The Bank also owns a building adjacent to the branch office and two lots in Redwood Falls, Minnesota. In May 1997, the Bank purchased two vacant lots in Redwood Falls for possible future expansion. Subsequently, in April 1998, the Bank announced that it was proceeding with construction of a new main office building for the Bank on the east side of Redwood Falls. The new facility will be completed in early 1999 with occupancy shortly thereafter. The Bank intends to continue operating its downtown Redwood Falls office as a branch office.

         In December 1997, the Bank also purchased a lot in Olivia for possible future expansion of its Olivia branch office. The Bank has made no decision if or when to construct a branch office building on this lot.

         (b) Investment Policies.

         See "Item 1. Business" above for a general description of the Bank's investment policies and any regulatory or Board of Directors' percentage of assets limitations regarding certain investments.

         (1)  Investments in Real Estate or Interests in Real Estate.  See "Item
1. Business - Lending Activities," "Item 1. Business - Regulation of the Bank," and "Item 2. Description of Property. (a) Properties" above.

         (2) Investments in Real Estate Mortgages. See "Item 1. Business - Lending Activities" and "Item 1. Business - Regulation of the Bank."

         (3) Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See "Item 1. Business - Lending Activities" and "Item 1. Business - Regulation of the Bank."

         (c)  Description of Real Estate and Operating Data.

         Not Applicable.

Item 3.  Legal Proceedings
--------------------------

         The Company and the Bank, from time to time, are parties to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company and the Bank. No claims or lawsuits were pending or threatened at June 30, 1998.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1998.


                                     PART II


Item 5.Market for the Registrant's Common Equity and Related Stockholder Matters
--------------------------------------------------------------------------------

         The information contained under the section captioned "Stock Market Information" in the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1998 (the "Annual Report"), is incorporated herein by reference.


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

Item 7.  Financial Statements
-----------------------------

         Consolidated financial statements are contained in the Annual Report and are incorporated herein by reference.

Item  8.  Changes  in and  Disagreements  With  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------

         Not Applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
with Section 16(a) of the Exchange Act
--------------------------------------

         The information contained under the section captioned "I -- Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers" in the proxy statement for the Annual Meeting of Stockholders of the Company to be held October 29, 1998, (the "Proxy Statement") is incorporated herein by reference.

Item 10.  Executive Compensation
--------------------------------

         The information contained under the section captioned "Director and Executive Officer Compensation - Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

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

Item 13.  Exhibits, List and Reports on Form 8-K
------------------------------------------------

         (a)      The following documents are filed as a part of this report:

                  1. The following financial statements and the report of independent accountants of the Company included in the Annual Report to Stockholders of the Company for the fiscal year ending June 30, 1998, are incorporated herein by reference.

         Report of Independent Auditors

         Consolidated Statements of Financial Condition as of June 30, 1998 and 1997

         Consolidated Statements of Earnings for the Years Ended June 30, 1998, 1997, and 1996

         Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 1998, 1997, and 1996

        Consolidated Statements of Cash Flows for the Years Ended June 30, 1998, 1997, and 1996

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

                  3. The following exhibits are included in this Report or incorporated herein by reference:

                  (a)      List of Exhibits:

                  3.1      Articles of Incorporation of Redwood Financial, Inc.*

                  3.2      Bylaws of Redwood Financial, Inc.*

                  10.1     Employment contract with Paul W. Pryor **

                  10.2     1995 Stock Option Plan***

                  10.3     Management Stock Bonus Plan***

                  10.4     1997 Directors Stock Option Plan**

                  13 Annual Report to Stockholders for the fiscal year ended June 30, 1998.

                  21       Subsidiaries of the Registrant

                  23       Consent of KPMG Peat Marwick LLP

                  27       Financial Data Schedule

(b)               Reports on Form 8-K.

                  None.

--------------------
* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (33-90560) declared effective by the Commission on May 15, 1995.
** Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (File No. 0-25884).
*** Incorporated by reference to the proxy statement for the special meeting of stockholders held on January 17, 1996, and filed with the SEC on December 5, 1995 (File No. 0-25884).

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            REDWOOD FINANCIAL, INC.


Dated: September 16, 1998                   By: /s/ Paul W. Pryor
                                                --------------------------------
                                                Paul W. Pryor
                                                President, Chief Executive
                                                Officer and Director
                                                (Duly Authorized Representative)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      /s/ Paul W. Pryor                       By: /s/ James P. Tersteeg
         ----------------------------------          ---------------------------
         Paul W. Pryor                               James P. Tersteeg
         President, Chief Executive Officer          Chairman of the Board
         and Director
         (Principal Executive Officer)

Date:    September 16, 1998                      Date: September 16, 1998


By:       /s/ J. Scott Nelson                    By: /s/ Blaine C. Farnberg
         ----------------------------------          ---------------------------
         J. Scott Nelson                             Blaine C. Farnberg
         Vice Chairman of the Board                  Director

Date:    September 16, 1998                      Date: September 16, 1998


By:       /s/ Thomas W. Stotesbery               By: /s/ Donald C. Orth
         ----------------------------------          ---------------------------
         Thomas W. Stotesbery                        Donald C. Orth
         Director                                    Vice President and Director


Date:    September 16, 1998                      Date:  September 16, 1998


By:       /s/ Anthony H. Acker
         ----------------------------------
         Anthony H. Acker
         Chief Financial Officer
         (Principal Accounting and Financial Officer)

Date:    September 16, 1998