Form 10QSB
period 1998-09-30
REDWOOD FINANCIAL INC /MN/
filed 1998-11-13
CIK 942895

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                 ----------------------------------------------

                                   FORM 10-QSB

        [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended September 30, 1998

        [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from____________to____________

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
                                                     [X]  Yes     [   ]    No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 15, 1998:

                 Class                                        Outstanding
                 -----                                        -----------

         Common stock, par value $0.10 per share                781,293

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

                                    CONTENTS

PART I - FINANCIAL INFORMATION

                                                                          Page
Item 1:     Financial Statements

            Consolidated Balance Sheets at September 30, 1998 and
            June 30, 1998                                                   3

            Consolidated Statements of Earnings for the Three
            months ended September 30, 1998 and 1997                        4

            Consolidated Statements of Comprehensive Income for             5
            the Three months ended September 30, 1998 and 1997

            Consolidated Statement of Stockholders' Equity
            for the Three months ended September 30, 1998                   6

            Consolidated Statements of Cash Flows for the
            Three months ended September 30, 1998 and 1997                  7

            Notes to Consolidated Financial Statements                   8-11

Item 2:     Management's Discussion and Analysis of
            Financial Condition and Results of Operations               12-19

PART II - OTHER INFORMATION
Item 1:     Legal Proceedings                                              20
Item 2:     Changes in Securities                                          20
Item 3:     Defaults Upon Senior Securities                                20
Item 4:     Submission of Matters to a Vote of Security Holders            20
Item 5:     Other Information                                              20
Item 6:     Exhibits and Reports on Form 8-K                               20
Signatures                                                                 21

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY
                         PART 1 - FINANCIAL INFORMATION
                          Item 1 - Financial Statements

                           Consolidated Balance Sheets
                                   (Unaudited)

                             Assets                                           September 30,           June 30,
                                                                                  1998                  1998
---------------------------------------------------------------------------------------------------------------
Cash                                                                          $      28,127             20,448
Interest-bearing deposits with banks                                              1,546,749          1,988,780
---------------------------------------------------------------------------------------------------------------
                                    Cash and cash equivalents                     1,574,876          2,009,228
---------------------------------------------------------------------------------------------------------------
Securities available for sale:
     Mortgage-backed and related securities (amortized cost                      36,537,896         33,937,175
       $36,362,520 and $33,726,372, respectively)
     Investment securities (amortized cost $6,859,402 and                         6,880,948          9,793,500
       $9,784,454, respectively)
---------------------------------------------------------------------------------------------------------------
                                    Total securities available for sale          43,418,844         43,730,675
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
Loans receivable, net                                                            31,500,753         28,994,750
Federal Home Loan Bank stock, at cost                                             1,107,300            835,000
Accrued interest receivable                                                         549,940            547,898
Premises and equipment, net                                                         980,688            596,867
Investment in limited partnership                                                   396,504            484,024
Other assets                                                                        116,584             88,163
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
                                    Total Assets                              $  79,645,489         77,286,605
---------------------------------------------------------------------------------------------------------------
                                    Liabilities and Stockholders' Equity
---------------------------------------------------------------------------------------------------------------
Deposits                                                                         47,252,895         48,101,806
Federal Home Loan Bank advances                                                  20,110,503         16,200,000
Accrued interest payable                                                            961,103            631,168
Advance payments by borrowers for taxes and insurance                               103,946             75,463
Accrued expenses and other liabilities                                              326,550            340,142
---------------------------------------------------------------------------------------------------------------
                                    Total Liabilities                            68,754,997         65,348,579
---------------------------------------------------------------------------------------------------------------
Common stock ($.10 par value):  Authorized and issued
  1,125,000 shares; outstanding 781,293 shares at
  September 30, 1998; 868,093 shares at June 30, 1998                               112,500            112,500
Additional paid-in capital                                                        8,495,726          8,490,163
Retained earnings, subject to certain restrictions                                6,847,831          6,794,926
Accumulated other comprehensive income                                              118,153            131,909
Unearned employee stock ownership plan shares                                      (446,704)          (463,264)
Unearned management stock bonus plan shares                                        (198,516)          (220,172)
Treasury stock, at cost, 343,707 shares at
  September 30, 1998; 256,907 shares at June 30, 1998                            (4,038,498)        (2,908,036)
---------------------------------------------------------------------------------------------------------------
                                    Total Stockholders' Equity                   10,890,492         11,938,026
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
                              Total Liabilities and Stockholders' Equity      $  79,645,489         77,286,605
---------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidaed financial statements

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY
                       Consolidated Statements of Earnings
                                   (Unaudited)

                                                                   Three months
                                                                ended September 30,
                                                               1998            1997
---------------------------------------------------------------------------------------
Interest Income:
   Loans receivable                                        $   641,331         466,116
   Securities held to maturity:
      Mortgage-backed and related securities                         0         231,493
      Investment securities                                          0         142,385
   Securities available for sale:
      Mortgage-backed and related securities                   573,225         164,797
      Investment securities                                    121,855         127,746
   Cash equivalents and other                                   36,968          21,741
---------------------------------------------------------------------------------------
Total interest income                                        1,373,379       1,154,278

Interest Expense:
   Federal Home Loan Bank advances                             274,375          65,284
   Deposits                                                    657,412         634,303
---------------------------------------------------------------------------------------
Total interest expense                                         931,787         699,587
---------------------------------------------------------------------------------------
Net interest income                                            441,592         454,691
---------------------------------------------------------------------------------------
Provision for losses on loans                                    9,000               0
---------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
Net interest income after provision for losses on loans        432,592         454,691
---------------------------------------------------------------------------------------
Noninterest income:
   Gains on sale of securities available for sale               21,828               0
   Fees and service charges                                     27,764          12,573
   Other                                                         5,190             878
---------------------------------------------------------------------------------------
Total noninterest income                                        54,782          13,451
---------------------------------------------------------------------------------------
Noninterest expense:
   Compensation and employee benefits                          219,717         188,979
   Advertising                                                   8,154           6,162
   Occupancy                                                     8,624           6,658
   Federal deposit insurance premiums                            7,554           6,986
   Professional fees                                            23,644          30,253
   Loss on limited partnership                                  87,520               0
   Other                                                        44,831          28,510
---------------------------------------------------------------------------------------
Total noninterest expense                                      400,044         267,548
---------------------------------------------------------------------------------------
Earnings before income taxes                                    87,330         200,594

Income tax expense                                              34,425          74,704

Net earnings                                               $    52,905         125,890
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
Net earnings per common share - Basic                      $      0.07            0.15
Net earnings per common share - Diluted                           0.07            0.14
---------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY
                 Consolidated Statements of Comprehensive Income
                                   (unaudited)

                                                                        Three Months Ended September 30,

                                                                      1998                           1997
                                                               ----------------------------------------------------------
Net earnings                                                    $                    52,905                   125,890

Other comprehensive income, net of tax :
  Unrealized gains (losses) on securities:
     Unrealized holding gains (losses) arising
       during period                                                  (659)                        40,268
     Less:  reclassification adjustment for gains
       included in net income                                      (13,097)                             0
                                                                ----------                     ----------
Other comprehensive income (loss)                                                   (13,756)                   40,268
                                                                                 ----------                 ---------
Comprehensive income                                            $                    39,149                   166,158
                                                                 ----------------------------------------------------


See accompanying notes to consolidated financial statements

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY
                 Consolidated Statement of Stockholders' Equity
                  For the Three Months Ended September 30, 1998
                                   (unaudited)

                                                                                  Unearned
                                                                                  Employee    Unearned
                                                                    Accumulated    Stock     management
                                            Additional                Other      Ownership     stock                      Total
                                  Common     paid-in     Retained  Comprehensive    Plan       bonus       Treasury   stockholders'
                                  Stock      capital     Earnings     Income       Shares    plan shares    stock         equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1998           112,500   8,490,163    6,794,926      131,909   (463,264)     (220,172)   (2,908,036)   11,938,026

  Net Earnings                                             52,905                                                            52,905

  Other comprehensive income                                           (13,756)                                             (13,756)

  Earned employee stock
    ownership plan shares, net                 5,563                               16,560                                    22,123

  Repurchase of common stock                                                                               (1,130,462)   (1,130,462)

  Earned management stock
    bonus plan shares                                                                            21,656                      21,656
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1998      112,500   8,495,726    6,847,831      118,153   (446,704)     (198,516)   (4,038,498)   10,890,492
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                                     Three months
                                                                                                   ended September 30,
                                                                                         -----------------------------
                                                                                                 1998          1997
----------------------------------------------------------------------------------------------------------------------
Operating Activities
   Net earnings                                                                          $       52,905       125,890
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Provision for loan losses                                                                  9,000             0
       Depreciation                                                                               8,935         3,963
       Amortization of premiums and discounts, net                                               12,252        (5,207)
       (Increase) decrease in other assets                                                      (28,421)        9,558
       (Increase) decrease in accrued interest receivable                                        (2,042)       69,936
       Increase in accrued interest payable                                                     329,935       410,917
       Gain on sale of securities available for sale                                            (21,828)            0
       Amortization of unearned ESOP shares                                                      16,560        16,560
       Earned ESOP shares priced above original cost                                              5,563         3,777
       Earned Management Stock Bonus Plan shares                                                 21,656        21,656
       Decrease in investment in limited partnership                                             87,520             0
       Deferred income taxes                                                                      9,171       (26,052)
       (Decrease) increase in accrued expenses and other liabilities                            (13,592)       13,693
----------------------------------------------------------------------------------------------------------------------
                                   Net cash provided by operating activities                    487,614       644,691
----------------------------------------------------------------------------------------------------------------------
Investing activities:
   Proceeds from maturities of investment securities held to maturity                                 0       500,000
   Principal collected on mortgage-backed and related securities held to maturity                     0       902,311
   Proceeds from maturities of investment securities available for sale                       2,925,000             0
   Proceeds from sales of mortgage-backed and related securities available for sale           2,547,575             0
   Purchases of mortgage-backed and related securities available for sale                    (7,644,295)   (2,503,927)
   Principal collected on mortgage-backed and related securities available for sale           2,467,733        63,200
   Purchases of Federal Home Loan Bank stock                                                   (272,300)            0
   Increase in loans receivable, net                                                         (2,512,536)   (1,575,503)
   Purchases of premises and equipment                                                         (392,756)      (46,384)
----------------------------------------------------------------------------------------------------------------------
                                    Net cash used by investing activities                    (2,881,579)   (2,660,303)
----------------------------------------------------------------------------------------------------------------------
Financing Activities:
   Decrease in deposits, net                                                                   (848,911)     (723,441)
   Increase in advance payments by borrowers for taxes and insurance                             28,483        37,239
   Proceeds from Federal Home Loan Bank advances                                              8,700,000     4,700,000
   Repayment of Federal Home Loan Bank advances                                              (4,789,497)   (1,600,000)
   Repurchase of common stock                                                                (1,130,462)     (565,092)
----------------------------------------------------------------------------------------------------------------------
                                   Net cash provided by financing activities                  1,959,613     1,848,706
----------------------------------------------------------------------------------------------------------------------
                                   Decrease in cash and cash equivalents                       (434,352)     (166,906)

Cash and cash equivalents, beginning of period                                                2,009,228       763,792
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                 $    1,574,876       596,886
----------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                                           $      609,041       288,670
      Income taxes                                                                               67,900        62,705

Supplemental disclosures of cash flow information:
   Transfer of real estate to loans                                                                   0        13,520

See accompanying notes to consolidated financial statements


                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                               September 30, 1998
                                   (Unaudited)


(1)     Redwood Financial, Inc.

        Redwood Financial, Inc. (the Company) was incorporated under the laws of the State of Minnesota for the purpose of becoming the savings and loan holding company of HomeTown Bank (the "Bank", previously known as Redwood Falls Federal Savings and Loan Association, the "Association") in connection with the Association's conversion from a federally-chartered mutual savings and loan association to a federally-chartered stock savings and loan association, pursuant to its Plan of Conversion.

       The Company commenced on May 22, 1995 a Subscription and Community Offering of its shares (the Offering) in connection with the conversion of the Association. The Offering was closed on June 22, 1995 and the conversion was completed July 7, 1995 (see note 5).

(2)     Basis of Presentation

       The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of earnings, consolidated statements of comprehensive income, consolidated statement of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statements of earnings for the three months ended September 30, 1998 are not necessarily indicative of the results which may be expected for the entire year.

       The material contained herein is written with the presumption that the users of the interim financial statements have read or have access to the most recent Annual Report on Form 10- KSB of Redwood Financial, Inc., which contains the latest audited financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 1998 and for the year then ended.


                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY


(3)    Earnings Per Share

       The following tables illustrate the calculation of basic and diluted earnings per share for the three months ended September 30, 1998 and 1997.

        For the Three Months Ended:           September 30, 1998               September 30, 1997
        ---------------------------           -------------------               ------------------
                                                              Per Share                         Per Share
                                          Income   Shares      Amount       Income    Shares      Amount
                                          ------   ------      ------       ------    ------      ------
        Net Earnings:                    $52,905                          $125,890

        Basic EPS:
        Earnings available to
         common stockholders              52,905   759,627      $0.07      125,890    864,533      $0.15

        Effect of Dilutive Securities:
        Options on common stock                     24,467                              9,694
        Unvested restricted stock awards            16,200                             21,600
                                                    ------                             ------

        Diluted EPS:
        Earnings available to common
         stockholders plus assumed
         conversions                      $52,905  800,294      $0.07     $125,890    895,827      $0.14




(4)     Regulatory Capital Requirements

        At September 30, 1998, the Bank met each of the three current minimum regulatory capital requirements. The following table summarizes the Bank's regulatory capital position at September 30, 1998:












                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

                                                                                                 To Be Well
       (In thousands of dollars)                                                              Capitalized Under
                                                                                              Prompt Corrective
                                                      Actual                 Required         Action Provisions
                                                      ------                 --------         -----------------
                                         Amount       Ratio        Amount      Ratio         Amount       Ratio
                                         ------       -----        ------      -----         ------       -----
       Bank's Net Worth                  $8,613

       Less:  Available For Sale
                 Market Valuation           118
                                        -------
       Tangible Capital                   8,495      10.94%       $1,165         1.50%          n/a        n/a
         (to tangible assets)

       Core Capital                       8,495      10.94%        2,329         3.00%       $3,882       5.00%
         (to adjusted tangible assets)

       Core Capital                       8,495      28.45%          n/a          n/a         1,792       6.00%
         (to risk-weighted assets)

       Plus: Allowable portion of
         general allowance for
         loan losses                        260
                                        -------
       Risk-based Capital                $8,755      29.32%       $2,389         8.00%       $2,986      10.00%
         (to risk-weighted assets)


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





                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

(6)    Stock Repurchases

       During the three months ended September 30, 1998, the Company purchased 86,800 shares of its outstanding common stock, or 10% of its 868,093 outstanding shares of common stock at June 30, 1998. As a result of the stock repurchase program, the Company has now outstanding 781,293 shares of common stock. The following summarizes the Company's common stock repurchases during the quarter:

         Settlement Date            Shares Purchased      Price per share
         ---------------            ----------------      ---------------
         August 14, 1998                 11,250              $13.0000
         August 17, 1998                 43,400              $13.0000
         August 24, 1998                 10,832              $13.1250
         August 28, 1998                  2,000              $12.7500
         September 18, 1998              19,318              $13.0625

         Average price per share                             $13.0238


(7)    New Accounting Standards

       In February 1997, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is currently studying the impact of adopting SFAS 133.
















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

The operations of financial institutions, including the Bank, are significantly affected by prevailing economic conditions, competition, and the monetary and fiscal policies of the federal government and governmental agencies. Lending activities are influenced by the demand for and supply of housing, competition among lenders, the level of interest rates, and the availability of funds. Deposit flows and costs of funds are influenced by prevailing market rates of interest, primarily on competing investments, account maturities, and the levels of personal income and savings in the Bank's market area.

Financial Condition

The Company's total assets increased by $2,358,000, or 3.05%, from $77,287,000 at June 30, 1998 to $79,645,000 at September 30, 1998. The increase in the Company's assets reflected an increase in the level of Federal Home Loan Bank
(FHLB) advances during the three months ended September 30, 1998. These advances were used primarily to fund increased loan production and to offset a net deposit outflow during this three month period.

Cash and cash equivalents decreased by $434,000, or 21.60%, from $2,009,000 at June 30, 1998 to $1,575,000 at September 30, 1998. The decrease in cash was primarily due to the use of funds for the aforementioned increase in loan production and net deposit outflows during the three months ended September 30, 1998. The Company attempts to maintain lower levels of cash and cash equivalents in order to enhance overall yield.




                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY


The Company's loans receivable, net, increased $2,506,000, or 8.64% during the three months ended September 30, 1998. The increase in loans was a result of increased loan demand in the Company's market and includes 1-4 family residential mortgage loans and agricultural and commercial loans. The continued increase in the Company's loan portfolio will increase the Company's credit risk exposure.

The Company's investment securities, including mortgage-backed securities designated available for sale decreased 0.71% or $312,000 during the three months ended September 30, 1998. The Company has maintained the size of this portfolio due to recent purchases, which have offset maturities, sales and increased prepayments of mortgage-backed securities as a result of recent decreases in mortgage rates. Purchases of investment securities, which included only mortgage-backed securities totaled approximately $7,644,000 during this three month period. In addition, the carrying value of the Company's investment securities, including mortgage-backed securities reflected a $23,000 before tax decrease due to market value depreciation. The Company is no longer designating any investment securities, including mortgage-backed securities as held to maturity.

The Company's deposits decreased by $849,000, or 1.76%, from $48,102,000 at June 30, 1998 to $47,253,000 at September 30, 1998. At September 30, 1998, the
Company's FHLB advances totaled $20,111,000, an increase of $3,911,000, or 24.14% from $16,200,000 at June 30, 1998. The advances were primarily utilized to fund increased loan production and offset an outflow of deposits during this three month period. The Company may continue to increase its use of FHLB advances pending the interest rate and other terms of future advance offerings. FHLB advances provide an alternative source of funds for the Company, at costs substantially equivalent to, or lower than its retail deposit products.

In order to fund loan growth and investment purchases and to leverage its capital, the Company may continue to seek additional deposits through traditional deposit products and new deposit products, as well as increase utilization of FHLB advances.












                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

Results of Operations

Net Earnings

Net earnings were $53,000 for the quarter ended September 30, 1998, as compared to $126,000 for the quarter ended September 30, 1997. This represented a decrease of $73,000, or 57.94%. The decrease in net earnings was primarily attributable to a $94,000, or 324.14% increase in other expense. This increase in other expense is primarily attributable to a decrease in the value of an investment by the Company in a limited partnership. This limited partnership invests in equity securities of financial institutions. The value of the equity securities held by this limited partnership decreased as a result of recent depreciation of equity securities. As a result, the Company decreased the carrying value of this investment by $88,000, or 18.18% in the three months ended September 30, 1998 to recognize both realized and unrealized losses in its share of the limited partnership.

The decrease in net income was also affected by a $31,000, or 16.40% increase in compensation expense, a $13,000, or 2.86% decrease in net interest income, and a $9,000 increase in loan loss provisions. The decrease was partially offset by a $41,000, or 54.67% decrease in income tax expense, a $22,000 increase in gains on the sale of securities available for sale, and a $15,000, or 115.38% increase in fees and other service charges.

Net Interest Income

Net interest income decreased by $13,000, or 2.86%, from $455,000 for the quarter ended September 30, 1997 to $442,000 for the quarter ended September 30, 1998. The decrease in net interest income was primarily due to a decrease in interest-earning assets relative to interest-bearing liabilities and a decrease in net interest spread.

While there has been an increase in both interest-earning assets and interest-bearing liabilities due to growth of the Company, the Company's ratio of average interest-earning assets to average interest-bearing liabilities decreased from 124.47% at September 30, 1997 to 116.50% at September 30, 1998. This decrease is the result of the use of $1,705,000 in available funds to repurchase the Company's outstanding shares since September 30, 1997. In addition, the Company's non-interest earning assets have increased by $992,000, or 114.29%, from September 30, 1997 to September 30, 1998, primarily as a result of funds used to construct the Bank's new office building in Redwood Falls, Minnesota and to invest in the aforementioned limited partnership. Net interest income was also impacted by a decrease in the net interest spread from 1.81% for the three months ended September 30, 1997 to 1.49% for the three months ended September 30, 1998. The decrease was a result of both a decrease in the Company's yield on assets and a slight increase in its cost of funds.


                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY


Interest Income

Interest income was $1,373,000 for the quarter ended September 30, 1998, as compared to $1,154,000 for the quarter ended September 30, 1997, representing an increase of $219,000, or 18.98%. The increase in interest income was primarily due to an increase in interest-earning assets. Average interest-earning assets increased $14,216,000, or 22.64% from $62,804,000 for the three months ended September 30, 1997, to $77,020,000 for the three months ended September 30, 1998. The increase in interest income was offset by a decrease in the overall yield on interest-earning assets. For the quarter ended September 30, 1998, the yield on interest-earning assets was 7.13%, as compared to 7.35% for the quarter ended September 30, 1997. The decrease in yield on interest-earning assets was due primarily to lower yields on the Company's loan and securities portfolios.

Interest on loans receivable increased by $175,000, or 37.55%, to $641,000 for the quarter ended September 30, 1998, as compared to $466,000 for the quarter ended September 30, 1997. Such increase was due to a $9,119,000, or 42.32% increase in the average balance of loans receivable from $21,548,000 for the quarter ended September 30, 1997 to $30,667,000 for the quarter ended September 30, 1998. The increase in interest on loans receivable was offset by a decrease in the average yield on loans receivable from 8.65% for the quarter ended September 30, 1997, to 8.37% for the quarter ended September 30, 1998.

Interest income on mortgage-backed and related securities available for sale was $573,000 and $165,000 for the quarters ended September 30, 1998 and 1997, respectively. The yield on the Company's mortgage-backed securities portfolio available for sale was 6.36% and 6.93% for the three months ended September 30, 1998 and 1997, respectively. A decrease in the yield on the mortgage-backed securities portfolio has occurred as a result of recent declines in mortgage rates. In January 1998, the Company redesignated all mortgage-backed and related securities as available for sale. As such, the Company reported no interest income on mortgage-backed and related securities held to maturity for the three months ended September 30, 1998.

Interest income on investment securities available for sale was $122,000 and $128,000 for the quarters ended September 30, 1998 and 1997, respectively. The yield on the Company's investment securities portfolio available for sale was 6.06% and 6.96% for the three months ended September 30, 1998 and 1997, respectively. A decrease in the yield on the investment securities portfolio has occurred as a result of recent declines in interest rates. In January 1998, the Company redesignated all investment securities as available for sale. As such, the Company reported no interest income on investment securities held to maturity for the three months ended September 30, 1998.



                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY


Interest income on cash and cash equivalents increased by $15,000, or 68.18% in comparison of the three months ended September 30, 1998 and 1997. The increase is a result of more cash on hand in the three months ended September 30, 1998.

Interest Expense

Interest expense increased by $232,000, or 33.14%, from $700,000 for the quarter ended September 30, 1997 to $932,000 for the quarter ended September 30, 1998. The increase in interest expense resulted from a $7,813,000, or 20.58% increase in the average balance of FHLB advances from $4,675,000 for the quarter ended September 30, 1997 to $19,022,000 for the quarter ended September 30, 1998. The increase in interest expense was also impacted by a $1,293,000, or 2.82% increase in the average balance of deposits in comparison of the three months ended September 30, 1998, to the three months ended September 30, 1997. The increase in interest expense was also impacted by a slight increase in the cost of funds from 5.55% to 5.64% for the three months ended September 30, 1997 and 1998, respectively.

Provision for Loan Losses

The Company's provision for loan losses was $9,000 and $0 for the three months September 30, 1998 and 1997, respectively. As noted, the Company has experienced growth in its loan portfolio. The provision was increased in response to loan growth, a change in the composition of the loan portfolio through increased agricultural and commercial loan originations, and inherent losses in the loan portfolio. As such, the Company intends to regularly provide for losses. The level of this provision is dependent on loan growth, delinquencies, economic conditions, and other various factors used by management in the assessment of its loan portfolio and overall level of loan loss reserves.

At September 30, 1998 and 1997, the allowance for loan losses totaled $260,000 and $213,000, respectively. The Company's net loan charge-offs were $0 and $0 for the three months ended September 30, 1998 and 1997, respectively. At September 30, 1998 and 1997, the allowance for loan losses represented 0.82% and 0.94% of loans receivable, respectively. Nonaccrual loans totaled $0 and $0 at September 30, 1998 and 1997, respectively. At September 30, 1998 and 1997, classified assets totaled $0 and $47,000, respectively.

Noninterest Income

Noninterest income increased by $42,000, or 323.08% from $13,000 to $55,000 for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. The increase was due to gains on the sale of securities available for sale of $22,000 and an increase in fees and service charges of $15,000, or 115.38%.

                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

Noninterest Expense

Noninterest expense increased by $132,000, or 49.25%, from $268,000 for the quarter ended September 30, 1997 to $400,000 for the quarter ended September 30, 1998. The increase was due primarily to the aforementioned decrease in the carrying value of an investment in a limited partnership. In addition, the increase was also impacted by a $31,000, or 16.40% increase in compensation and employee benefits expense due primarily to increased staff. There were also minor increases in expenses on advertising, occupancy, other expenses, and federal deposit insurance premiums. The increase in noninterest expense was partially offset by a $6,000, or 20.00% decrease in professional fees.

Income Taxes

The Company's income taxes decreased by $41,000, or 54.67%, from $75,000 for the quarter ended September 30, 1997, to $34,000 for the quarter ended September 30, 1998. The change in income taxes was due primarily to a decrease in pre-tax earnings of $114,000, from a $201,000 for the quarter ended September 30, 1997 to $87,000 for the quarter ended September 30, 1998. The Company's effective tax rate was 39.42% and 37.24% for the three months ended September 30, 1998 and 1997, respectively. The increase was a result of a lower level of tax exempt investments over the three months ended September 30, 1998.

Forward Looking Information

In recent years, significant new federal legislation has imposed numerous new legal and regulatory requirements on financial institutions. In addition to the uncertainties posed by possible legislative change, there are many other uncertainties that may make the Company's historical performance an unreliable indicator of its future performance, and forward-looking information, including projections of future performance, is subject to numerous possible adverse developments, including but not limited to the possibility of adverse economic developments which may increase default and delinquency risks in the Company's loan portfolios; shifts in interest rates which may result in shrinking interest margins; deposits outflows; interest rates on competing investments; demand for financial services and loan products; increases generally in competitive pressure in the banking and financial services industry; changes in accounting policies or guidelines, or monetary and fiscal policies of the federal government; changes in the quality or composition of the Company's loan and investment portfolios; potential operational disruptions due to Year 2000 considerations; or other significant uncertainties.






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

The primary investing activities of the Company are the origination of loans and the purchase of investment and mortgage-backed and related securities. During the three months ended September 30, 1998 and 1997, the Company's loan portfolio, net, increased $2,513,000 and $1,576,000, respectively. During the same periods, the Company purchased mortgage-backed and related securities in the amounts of $7,644,000 and $2,504,000, respectively. The primary financing activity of the Company is the attraction of savings deposits and utilization of FHLB advances.

The Company has other sources of liquidity if there is a need for funds. The Bank has the ability to obtain additional advances from the Federal Home Loan Bank of Des Moines. During the quarters ended September 30, 1998 and 1997, the Bank utilized advances of $8,700,000 and $4,700,000, respectively. In addition, the Company's designation of all investments and mortgage-backed securities as available for sale is intended to increase liquidity and overall operational flexibility.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be changed at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings.
The required minimum ratio is currently 4.0%.

The Company's most liquid assets are cash and cash equivalents. In addition, the Company maintains a portfolio of readily marketable investment securities, including mortgage-backed and related securities which are designated available for sale. The levels of cash and investment securities, including mortgage-backed and related securities, are dependent on the Company's operating, financing, and investing activities during any given period. At September 30, 1998 and 1997, cash and cash equivalents totaled $1,575,000 and $597,000, respectively. Investment securities, including mortgage-backed and related securities designated available for sale totaled $43,419,000 and $17,389,000 at September 30, 1998 and 1997, respectively.





                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY


Federal savings institutions are required to satisfy three capital requirements:
(i) a requirement that "tangible capital" equal or excess 1.5% of tangible assets, (ii) a requirement that "core capital" equal or excess 3.0% of adjusted tangible assets, and (iii) a risk-based capital requirement currently 8.0% of "risk-adjusted" assets. The Bank currently meets all three capital requirements.

Year 2000 Consideration

The Company's primary exposure is its automated data processing system which had been determined to be Year 2000 noncompliant. On August 4, 1998, the Company received its Year 2000 compliant release from its software vendor. Management is continuing to test the release to ensure that the software properly addresses risks identified by the Federal Financial Institutions Examination Council and its data processing vendor. The Company expects to have its testing substantially completed by December 31, 1998. The Company also has several other operational areas with Year 2000 sensitivity and is currently testing these systems.

The Company anticipates its exposure to Year 2000 issues is reduced due to its 1-4 family residential lending emphasis. However, as the Company broadens its lending activities to include commercial lending, as part of its credit underwriting, the Company is assessing the Year 2000 sensitivity of all commercial loan applicants.

At this time, the Company expects that its Year 2000 compliance efforts will have no material financial effect. However, a substantial amount of current staff time is being expended on Year 2000 assessment and testing. Should the Company fail to correct its Year 2000 deficiencies by December 31, 1999, the Company could expect a substantial disruption to daily operations. Such disruption could have a material effect on the Company's financial position and future earnings. To this extent, the Company's contingency plan is to re-commence manual data processing operations. As the Company only recently converted from manual to automated data processing in October 1997, the Company still retains the equipment and trained staff necessary to recommence manual data processing operations. The Company plans to re-assess its contingency plan pending the results of on-going testing.


Recent Development

Completion of Stock Repurchase Program

On August 7, 1997, the Company announced its intention to repurchase 10% of its outstanding shares, or 86,800 shares. The Company completed the repurchase as detailed previously in this 10-QSB.


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

                  None

ITEM 5:           Other Information.

                  None.

ITEM 6:           Exhibits and Reports on Form 8-K.

                  Form 8-K (Item 7) dated August 7, 1998 and filed with the Securities and Exchange Commission August 17, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                REDWOOD FINANCIAL, INC.
                                Registrant


Date: October 30, 1998          /s/ Paul W. Pryor
      ----------------          ------------------------------------------------
                                Paul W. Pryor, President and Chief Executive
                                Officer (Duly Authorized Officer)

Date: October 30, 1998         /s/ Anthony H. Acker
      ----------------         ------------------------------------------------
                               Anthony H. Acker, Chief Financial Officer
                               (Principal Financial and Accounting Officer)