Form 10QSB
period 1998-12-31
REDWOOD FINANCIAL INC /MN/
filed 1999-02-12
CIK 942895

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

             [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended December 31, 1998

             [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                    to
                                    ------------------    ------------------

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
                                                        [X]  Yes     [   ]   No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of January 15, 1999:

                 Class                                          Outstanding
                 -----                                          -----------
         Common stock, par value $0.10 per share                  653,993

         Transitional Small Business Disclosure Format: [ ]  Yes     [X]   No

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

                                    CONTENTS

PART I - FINANCIAL INFORMATION

                                                                                 Page
                                                                                 ----
       Item 1:     Financial Statements

                   Consolidated Balance Sheets at December 31, 1998 and
                   June 30, 1998                                                    3

                   Consolidated Statements of Earnings for the Three and Six
                   months ended December 31, 1998 and 1997                          4

                   Consolidated Statements of Comprehensive Income for              5
                   the Six months ended December 31, 1998 and 1997

                   Consolidated Statement of Stockholders' Equity
                   for the Six months ended December 31, 1998                       6

                   Consolidated Statements of Cash Flows for the
                   Six months ended December 31, 1998 and 1997                      7

                   Notes to Consolidated Financial Statements                    8-17

       Item 2:     Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                18-29

PART II - OTHER INFORMATION
       Item 1:     Legal Proceedings                                               30

       Item 2:     Changes in Securities and Use of Proceeds                       30

       Item 3:     Defaults Upon Senior Securities                                 30

       Item 4:     Submission of Matters to a Vote of Security Holders             30

       Item 5:     Other Information                                               31

       Item 6:     Exhibits and Reports on Form 8-K                                31

       Signatures                                                                  32

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY
                         PART 1 - FINANCIAL INFORMATION
                          Item 1 - Financial Statements

                           Consolidated Balance Sheets
                                   (Unaudited)

                               Assets                                            December 31,                     June 30,
                                                                                      1998                          1998
----------------------------------------------------------------------------------------------------------------------------
Cash                                                                            $      52,179                        20,448
Interest-bearing deposits with banks                                                2,226,864                     1,988,780
----------------------------------------------------------------------------------------------------------------------------
                     Cash and cash equivalents                                      2,279,043                     2,009,228
----------------------------------------------------------------------------------------------------------------------------

Securities available for sale:
     Mortgage-backed and related securities (amortized cost                        42,230,319                    33,937,175
       $42,185,362 and $33,726,372, respectively)
     Investment securities (amortized cost $6,293,710 and                           6,298,975                     9,793,500
       $9,784,454, respectively)
----------------------------------------------------------------------------------------------------------------------------
                     Total securities available for sale                           48,529,294                    43,730,675
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------

Loans receivable, net                                                              34,009,600                    28,994,750
Federal Home Loan Bank stock, at cost                                               1,342,100                       835,000
Accrued interest receivable                                                           572,071                       547,898
Premises and equipment, net                                                         1,550,545                       596,867
Investment in limited partnership                                                     397,885                       484,024
Other assets                                                                          148,309                        88,163
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
                     Total Assets                                               $  88,828,847                    77,286,605
----------------------------------------------------------------------------------------------------------------------------

                           Liabilities and Stockholders' Equity

----------------------------------------------------------------------------------------------------------------------------
Deposits                                                                           51,816,523                    48,101,806
Federal Home Loan Bank advances                                                    26,805,697                    16,200,000
Accrued interest payable                                                              649,992                       631,168
Advance payments by borrowers for taxes and insurance                                  78,577                        75,463
Accrued expenses and other liabilities                                                232,998                       340,142
----------------------------------------------------------------------------------------------------------------------------
                      Total Liabilities                                            79,583,787                    65,348,579
----------------------------------------------------------------------------------------------------------------------------

Common stock ($.10 par value):  Authorized and issued
  1,125,000 shares; outstanding 665,284 shares at
  December 31, 1998; 868,093 shares at June 30, 1998                                  112,500                       112,500
Additional paid-in capital                                                          8,502,453                     8,490,163
Retained earnings, subject to certain restrictions                                  6,921,618                     6,794,926
Accumulated other comprehensive income                                                 23,815                       131,909
Unearned employee stock ownership plan shares                                        (430,144)                     (463,264)
Unearned management stock bonus plan shares                                          (176,859)                     (220,172)
Treasury stock, at cost, 459,716 shares at
  December 31, 1998; 256,907 shares at June 30, 1998                               (5,708,323)                   (2,908,036)

----------------------------------------------------------------------------------------------------------------------------
                      Total Stockholders' Equity                                    9,245,060                    11,938,026
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
                      Total Liabilities and Stockholders' Equity                $  88,828,847                    77,286,605
----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY
                       Consolidated Statements of Earnings
                                   (Unaudited)

                                                                             Three months               Six months
                                                                           ended December 31,          ended December 31,
                                                                         1998         1997          1998        1997
-----------------------------------------------------------------------------------------------------------------------
Interest Income:
   Loans receivable                                                $    673,608      487,619    1,314,939      953,735
   Securities held to maturity:
      Mortgage-backed and related securities                                  0      221,540            0      453,033
      Investment securities                                                   0      137,602            0      282,223
   Securities available for sale:
      Mortgage-backed and related securities                            594,105      170,463    1,167,331      335,260
      Investment securities                                              79,861      111,602      201,715      239,553
   Cash equivalents and other                                            47,897       29,404       84,865       48,703
-----------------------------------------------------------------------------------------------------------------------
Total interest income                                                 1,395,471    1,158,230    2,768,850    2,312,507

Interest Expense:
   Deposits                                                             661,390      634,069    1,318,802    1,268,372
   Federal Home Loan Bank advances                                      305,356      117,951      579,731      183,234
-----------------------------------------------------------------------------------------------------------------------
Total interest expense                                                  966,746      752,020    1,898,533    1,451,606

-----------------------------------------------------------------------------------------------------------------------
Net interest income                                                     428,725      406,210      870,317      860,901
-----------------------------------------------------------------------------------------------------------------------

Provision for losses on loans                                            15,000            0       24,000            0
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
Net interest income after provision for losses on loans                 413,725      406,210      846,317      860,901
-----------------------------------------------------------------------------------------------------------------------

Noninterest income:
   Gains on sale of securities available for sale                        16,085        7,871       37,913        7,871
   Fees and service charges                                              31,856       25,230       59,620       37,803
   Other                                                                  1,563          435        6,753        1,314
-----------------------------------------------------------------------------------------------------------------------
Total noninterest income                                                 49,504       33,536      104,286       46,988
-----------------------------------------------------------------------------------------------------------------------

Noninterest expense:
   Compensation and employee benefits                                   250,653      220,756      470,370      409,736
   Advertising                                                            7,766        7,512       15,919       13,673
   Occupancy                                                             10,114        6,905       18,738       13,048
   Federal deposit insurance premiums                                     7,198        7,552       14,752       14,538
   Professional fees                                                     33,160       27,903       56,804       58,156
   Data processing expense                                                8,876        8,282       18,197       12,687
   Loss (gain) on limited partnership                                    (1,381)           0       86,139            0
   Other                                                                 43,412       39,586       78,922       64,207
-----------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                               359,798      318,496      759,841      586,045
-----------------------------------------------------------------------------------------------------------------------

Earnings before income taxes                                            103,431      121,250      190,762      321,844

Income tax expense                                                       29,645       42,097       64,070      116,801
-----------------------------------------------------------------------------------------------------------------------

Net earnings                                                       $     73,786       79,153      126,692      205,043
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
Net earnings per common share - Basic                              $       0.11         0.10         0.18         0.24
Net earnings per common share - Diluted                                    0.10         0.09         0.17         0.23
-----------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY
                 Consolidated Statements of Comprehensive Income
                                   (unaudited)

                                                                       Six Months Ended December 31,
                                                             1998                   1997
------------------------------------------------------------------------------------------------------------------
Net earnings                                           $                 126,692                      205,043

Other comprehensive income, net of tax :
  Unrealized gains (losses) on securities:
     Unrealized holding gains (losses) arising
       during period                                      (85,346)                 (53,239)
     Less:  reclassification adjustment for gains
       included in net income                             (22,748)                 ((4,723)
                                                       -----------------------------------------------------------
Other comprehensive income (loss)                                       (108,094)                      57,962
                                                                        --------                     -------------
Comprehensive income                                   $                  18,598                      263,005
                                                       -----------------------------------------------------------



See accompanying notes to consolidated financial statements

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY
                 Consolidated Statement of Stockholders' Equity
                   For the Six Months Ended December 31, 1998
                                   (unaudited)

                                                                                 Unearned
                                                                                 Employee   Unearned
                                                                  Accumulated    Stock     management
                                          Additional                 Other      Ownership     stock                       Total
                                Common     paid-in    Retained   Comprehensive    Plan        bonus         Treasury  stockholders'
                                 Stock      capital    Earnings      Income       Shares    plan shares       stock       equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1998         $112,500   8,490,163   6,794,926       131,909   (463,264)   (220,172)    (2,908,036)    11,938,026

  Net Earnings                                          126,692                                                            126,692

  Other comprehensive
    income (loss)                                                    (108,094)                                            (108,094)

  Earned employee stock
    ownership plan
    shares, net                              12,290                               33,120                                    45,410

  Repurchase of common stock                                                                             (2,800,287)    (2,800,287)

  Earned management stock
    bonus plan shares                                                                         43,313                        43,313

-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998     $112,500   8,502,453   6,921,618        23,815   (430,144)   (176,859)    (5,708,323)     9,245,060

-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                                        Six months
                                                                                                    ended December 31,
---------------------------------------------------------------------------------------------------------------------------
                                                                                                   1998              1997
---------------------------------------------------------------------------------------------------------------------------
Operating Activities
   Net earnings                                                                              $   126,692           205,043
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Provision for loan losses                                                                  24,000                 0
       Depreciation                                                                               18,634            11,073
       Amortization of premiums and discounts, net                                                32,044            (9,555)
       Increase  in other assets                                                                 (60,146)         (497,184)
       Increase in accrued interest receivable                                                   (24,173)          (40,009)
       Increase in accrued interest payable                                                       18,824            31,126
       Gain on sale of securities available for sale                                             (37,913)           (7,871)
       Amortization of unearned ESOP shares                                                       33,120            33,120
       Earned ESOP shares priced above original cost                                              12,290             8,849
       Earned Management Stock Bonus Plan shares                                                  43,313            43,313
       Decrease in investment in limited partnership                                              86,139                 0
       Deferred income taxes                                                                      72,063           (38,642)
       (Decrease) increase in accrued expenses and other liabilities                            (107,144)          122,462

---------------------------------------------------------------------------------------------------------------------------
                 Net cash provided (used) by operating activities                                237,743          (138,275)
---------------------------------------------------------------------------------------------------------------------------

Investing activities:
   Proceeds from maturities of investment securities held to maturity                                  0           500,000
   Principal collected on mortgage-backed securities held to maturity                                  0         2,034,858
   Proceeds from maturities of investment securities available for sale                        6,335,000         2,500,000
   Proceeds from sales of mortgage-backed securities available for sale                        2,547,575           724,037
   Purchases of mortgage-backed securities available for sale                                 16,982,885)       (5,514,541)
   Principal collected on mortgage-backed securities available for sale                        5,256,433           181,590
   Proceeds from maturities of mortgage-backed securities available for sale                     709,187                 0
   Purchases of investment securities available for sale                                      (3,849,375)         (910,000)
   Proceeds from sales of investment securities available for sale                             1,016,085                 0
   Purchases of Federal Home Loan Bank stock                                                    (507,100)          (81,500)
   Increase in loans receivable, net                                                          (5,043,777)       (2,592,946)
   Purchases of premises and equipment                                                          (972,312)         (197,844)
---------------------------------------------------------------------------------------------------------------------------
                 Net cash used by investing activities                                        11,491,169)       (3,356,346)
---------------------------------------------------------------------------------------------------------------------------

Financing Activities:
   Increase in deposits, net                                                                   3,714,717           854,893
   Increase (decrese) in advance payments by borrowers for taxes and insurance                     3,114            (5,814)
   Proceeds from Federal Home Loan Bank advances                                              21,700,000         7,216,083
   Repayment of Federal Home Loan Bank advances                                               11,094,303)       (2,700,000)
   Repurchase of common stock                                                                 (2,800,287)         (888,915)
---------------------------------------------------------------------------------------------------------------------------
                 Net cash provided by financing activities                                    11,523,241         4,476,247
---------------------------------------------------------------------------------------------------------------------------

                 Increase in cash and cash equivalents                                           269,815           981,626

Cash and cash equivalents, beginning of period                                                 2,009,228           763,792
---------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                                     $ 2,279,043         1,745,418
---------------------------------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                                               $ 1,879,709         1,434,593
      Income taxes                                                                               135,800           125,410

Supplemental disclosures of cash flow information:
   Transfer of real estate to loans                                                                    0            13,520

See accompanying notes to consolidated financial statements

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                December 31, 1998
                                   (Unaudited)


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

(2)     Basis of Presentation

       The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of earnings, consolidated statements of comprehensive income, consolidated statement of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statements of earnings for the three and six months ended December 31, 1998 are not necessarily indicative of the results which may be expected for the entire year.

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




                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY


(3)    Earnings Per Share

       The following tables illustrate the calculation of basic and diluted earnings per share for the three months ended December 31, 1998 and 1997.

        For the Three Months Ended:               December 31, 1998                     December 31, 1997
        ---------------------------              ------------------                     -----------------
                                                              Per Share                              Per Share
                                          Income   Shares      Amount             Income  Shares      Amount
                                          ------   ------      ------             ------  ------      ------
        Net Earnings:                     $73,786                                $79,153

        Basic EPS:
        Earnings available to
         common stockholders               73,786   679,103      $0.11            79,153   819,014      $0.10

        Effect of Dilutive Securities:
        Options on common stock                      25,153                                 19,583
        Unvested restricted stock awards             16,200                                 21,600
                                                     ------                                 ------

        Diluted EPS:
        Earnings available to common
         stockholders plus assumed
         conversions                      $73,786   720,456      $0.10           $79,153    860,197     $0.09

        For the Six Months Ended:                  December 31, 1998                 December 31, 1997
        -------------------------                 ------------------                 -----------------
                                                              Per Share                               Per Share
                                          Income   Shares      Amount               Income   Shares      Amount
                                          ------   ------      ------               ------   ------      ------
        Net Earnings:                    $126,692                                  $205,043

        Basic EPS:
        Earnings available to
         common stockholders              126,692   719,365       $0.18             205,043  841,774      $0.24

        Effect of Dilutive Securities:
        Options on common stock                      24,810                                   14,578
        Unvested restricted stock awards             16,200                                   21,600
                                                     ------                                   ------

        Diluted EPS:
        Earnings available to common
         stockholders plus assumed
         conversions                     $126,692   760,375      $0.17             $205,043  877,952      $0.23





                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

(4)     Regulatory Capital Requirements

        At December 31, 1998, the Bank met each of the three current minimum regulatory capital requirements. The following table summarizes the Bank's regulatory capital position at December 31, 1998:

                                                                                                To Be Well
       (In thousands of dollars)                                                            Capitalized Under
                                                                                            Prompt Corrective
                                               Actual                  Required             Action Provisions
                                               ------                  --------             -----------------
                                        Amount       Ratio        Amount        Ratio       Amount       Ratio
                                        ------       -----        ------        -----       ------       -----
       Bank's Net Worth                 $7,109

       Less:  Available For Sale
                 Market Valuation           24
                                         -----
       Tangible Capital                  7,085         8.15%      $1,304         1.50%          n/a        n/a
         (to tangible assets)

       Core Capital                      7,085         8.15%       2,609         3.00%       $4,348       5.00%
         (to adjusted tangible assets)

       Core Capital                      7,085        21.51%         n/a          n/a         1,976       6.00%
         (to risk-weighted assets)

       Plus: Allowable portion of
         general allowance for
         loan losses                       275
                                         -----
       Risk-based Capital               $7,360        22.31%        $2,635        8.00%       $3,294     10.00%
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

                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

(6)    Stock Repurchases

       During the three months ended December 31, 1998, the Company announced two stock repurchase programs. As a result, the Company purchased 116,009 shares of its outstanding common stock during the quarter. For the six months ended December 31, 1998, the Company purchased 202,809 shares, or 23.4% of its 868,093 outstanding shares of common stock at June 30, 1998. As a result of the stock repurchase programs, the Company has outstanding 665,284 shares of common stock at December 31, 1998. The following summarizes the Company's common stock repurchases during the quarter ended December 31, 1998:

                 Settlement Date        Shares Purchased       Price per share
                 ---------------        ----------------       ---------------
                 November 18, 1998             7,000              $12.1250
                 November 24, 1998               820              $13.0000
                 November 24, 1998            25,200              $13.6250
                 November 25, 1998             7,034              $13.8750
                 November 27, 1998             5,000              $13.6250
                 November 30, 1998            10,600              $14.2500
                 December 1, 1998              8,000              $14.1875
                 December 4, 1998             14,446              $14.7500
                 December 29, 1998            37,909              $15.5000

                 Average price per share                          $14.3939

       The Company also purchased 11,291 shares in January 1999, completing all stock repurchase programs announced to date.

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

                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY


(8)    Business Segment Performance Disclosure

SFAS No. 131, Disclosures about Segments of an Operation and Related Information, requires the disclosure of financial and descriptive information about the operating segments of a public business enterprise. For purposes of this disclosure, Redwood Financial, Inc. has deemed its operating segments to follow its corporate structure. The rationale for this segmentation is a result of the differing operational purposes of its corporate entities.

To this extent, the Company has determined that it has three operating segments. These include (1) the parent holding company, Redwood Financial, Inc. (the Holding Company), (2) the insured financial institution, HomeTown Bank (the
Bank), and (3) a subsidiary of the Bank, Redwood Falls Service Corporation (the Service Corporation).

The following is a brief description of the three operating segments:

Holding Company: Redwood Financial, Inc. is a Minnesota corporation organized in 1995 at the direction of Redwood Falls Federal Savings and Loan Association (now HomeTown Bank) in connection with the then Association's conversion from mutual savings association to a stock savings association. The Parent Company was organized primarily to acquire and hold the common stock of the then
Association. This continues to be the Parent Company's primary purpose. The Parent Company also contributes to the operational performance of the consolidated Company through (1) retention and servicing of 3 loans which were not eligible for investment within the Bank's operating segment due to regulatory restrictions, (2) management of a small investment portfolio, including an investment in a limited partnership, and (3) providing and incurring expense as a result of employee benefits available to Bank personnel for the remuneration and retention of Bank personnel.

The Bank: HomeTown Bank is a federal stock savings association organized in 1924. The Bank provides standard banking services to communities in Redwood and Renville Counties, Minnesota including lending and deposit products services. The Bank is the largest of the consolidated Company's operating segments.

The Service Corporation: Redwood Falls Service Corporation is a Minnesota corporation organized in1993 for the sole purpose of providing insurance sales separate from the Bank as a result of previous federal regulatory requirements. These requirements have since been lifted. The Service Corporation has been inactive since June 1996. The Service Corporation provided no contribution the consolidated Company's operating performance for the six months ended December 31, 1998 and 1997 and as a result has not been included in any summarization of consolidated Company performance.


                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY


The following tables summarize the contribution of each segment to the operating performance of the consolidated Company for the three and six months ended December 31, 1998 and 1997.































                                                                     (Continued)

REDWOOD FINANCIAL, INC. AND SUBSIDIARY

                                                     For the three months ended December 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                         Holding                  Inter-company   Reconciling              Total
                                                         Company         Bank    Reconciliations  Adjustments           Corporation
------------------------------------------------------------------------------------------------------------------------------------
Interest Income:
   Loans receivable                                      24,871       648,737                                            673,608
   Securities held to maturity:
      Mortgage-backed and related securities
      Investment securities
   Securities available for sale:
      Mortgage-backed and related securities                          594,105                                            594,105
      Investment securities                                            79,861                                             79,861
   Cash equivalents and other                             8,616        47,897          (8,616)                            47,897
---------------------------------------------------------------------------------------------------------------------------------
Total interest income                                    33,487     1,370,600          (8,616)          0              1,395,471

Interest Expense:
   Deposits                                                           670,006          (8,616)                           661,390
   Federal Home Loan Bank advances                                    305,356               0                            305,356
---------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                        0       975,362          (8,616)          0                966,746

---------------------------------------------------------------------------------------------------------------------------------
Net interest income                                      33,487       395,238               0           0                428,725
---------------------------------------------------------------------------------------------------------------------------------

Provision for losses on loans                                 0        15,000               0           0                 15,000
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
Net interest income after
  provision for losses on loans                          33,487       380,238               0           0                413,725
---------------------------------------------------------------------------------------------------------------------------------

Noninterest income:
   Gains on sale of securities
     available for sale                                                16,085                                             16,085
   Fees and service charges                                            31,856                                             31,856
   Other                                                               13,563         (12,000)                             1,563
---------------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                      0        61,504         (12,000)          0                 49,504
---------------------------------------------------------------------------------------------------------------------------------

Noninterest expense:
   Compensation and employee benefits                    50,651       200,002                                            250,653
   Advertising                                                          7,766                                              7,766
   Occupancy                                                           10,114                                             10,114
   Federal deposit insurance premiums                                   7,198                                              7,198
   Professional fees                                     15,330        17,830                                             33,160
   Data processing expense                                              8,876                                              8,876
   Loss (gain) on limited partnership                    (1,381)                                                          (1,381)
   Other                                                 14,203        41,209         (12,000)                            43,412
---------------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                78,803       292,995         (12,000)          0                359,798
---------------------------------------------------------------------------------------------------------------------------------

Earnings before income taxes                            (45,316)      148,747               0           0                103,431

Income tax expense                                      (29,074)       58,719                                             29,645
---------------------------------------------------------------------------------------------------------------------------------

Net earnings                                            (16,242)       90,028               0           0                 73,786
---------------------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------------------
Segment assets                                        1,829,051    86,999,796               0           0             88,828,847
---------------------------------------------------------------------------------------------------------------------------------


All of the income and expense amounts presented in the table above are with external customers, except as summarized below:

Included in interest income of the Holding Company and interest expense of the Bank is $8,616 of inter-segment income and expense for deposits held by the Holding Company at the Bank.

The other inter-segment revenue and expense is $12,000 included in with income at the Bank and other expense at the Holding Company. These inter-segment amounts relate to management services provided by the Bank on behalf of the Holding Company.

REDWOOD FINANCIAL, INC. AND SUBSIDIARY

                                                     For the three months ended December 31, 1997
-----------------------------------------------------------------------------------------------------------------------------------

                                                     Holding                      Inter-company   Reconciling              Total
                                                     Company           Bank      Reconciliations  Adjustments           Corporation
-----------------------------------------------------------------------------------------------------------------------------------
Interest Income:
   Loans receivable                                   17,366         470,253                                              487,619
   Securities held to maturity:
      Mortgage-backed and related securities                         221,540                                              221,540
      Investment securities                            8,175         129,427                                              137,602
   Securities available for sale:
      Mortgage-backed and related securities                         170,463                                              170,463
      Investment securities                                          111,602                                              111,602
   Cash equivalents and other                          9,805          29,404            (9,805)                            29,404
----------------------------------------------------------------------------------------------------------------------------------
Total interest income                                 35,346       1,132,689            (9,805)          0              1,158,230

Interest Expense:
   Deposits                                                          643,874            (9,805)                           634,069
   Federal Home Loan Bank advances                                   117,951                 0                            117,951
----------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                     0         761,825            (9,805)          0                752,020

----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                   35,346         370,864                 0           0                406,210
----------------------------------------------------------------------------------------------------------------------------------

Provision for losses on loans                              0               0                 0           0                      0
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
Net interest income after
  provision for losses on loans                       35,346         370,864                 0           0                406,210
----------------------------------------------------------------------------------------------------------------------------------

Noninterest income:
   Gains on sale of securities
     available for sale                                                7,871                                                7,871
   Fees and service charges                                           25,230                                               25,230
   Other                                                              12,435           (12,000)                               435
----------------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                   0          45,536           (12,000)          0                 33,536
----------------------------------------------------------------------------------------------------------------------------------

Noninterest expense:
   Compensation and employee benefits                 46,669         174,087                                              220,756
   Advertising                                                         7,512                                                7,512
   Occupancy                                                           6,905                                                6,905
   Federal deposit insurance premiums                                  7,552                                                7,552
   Professional fees                                  10,779          17,124                                               27,903
   Data processing expense                                             8,282                                                8,282
   Loss (gain) on limited partnership                                                                                           0
   Other                                              26,143          25,443           (12,000)                            39,586
----------------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                             83,591         246,905           (12,000)          0                318,496
----------------------------------------------------------------------------------------------------------------------------------

Earnings before income taxes                         (48,245)        169,495                 0           0                121,250

Income tax expense                                   (24,158)         66,255                                               42,097
----------------------------------------------------------------------------------------------------------------------------------

Net earnings                                         (24,087)        103,240                 0           0                 79,153
----------------------------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------------------
Segment assets                                     2,413,524      64,733,514                 0           0             67,147,038
----------------------------------------------------------------------------------------------------------------------------------


All of the income and expense amounts presented in the table above are with external customers, except as summarized below:

Included in interest income of the Holding Company and interest expense of the Bank is $9,805 of inter-segment income and expense for deposits held by the Holding Company at the Bank.

The other inter-segment revenue and expense is $12,000 included in with income at the Bank and other expense at the Holding Company. These inter-segment amounts relate to management services provided by the Bank on behalf of the Holding Company.

REDWOOD FINANCIAL, INC. AND SUBSIDIARY


                                                  For the six months ended December 31, 1998
-------------------------------------------------------------------------------------------------------------------------------
                                                     Holding                  Inter-company   Reconciling              Total
                                                     Company        Bank     Reconciliations  Adjustments           Corporation
-------------------------------------------------------------------------------------------------------------------------------
Interest Income:
   Loans receivable                                    50,509    1,264,430                                           1,314,939
   Securities held to maturity:
      Mortgage-backed and related securities
      Investment securities
   Securities available for sale:
      Mortgage-backed and related securities                     1,167,331                                           1,167,331
      Investment securities                                        201,715                                             201,715
   Cash equivalents and other                          18,232       84,865          (18,232)                            84,865
-------------------------------------------------------------------------------------------------------------------------------
Total interest income                                  68,741    2,718,341          (18,232)          0              2,768,850

Interest Expense:
   Deposits                                                      1,337,034          (18,232)                         1,318,802
   Federal Home Loan Bank advances                                 579,731                0                            579,731
-------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                      0    1,916,765          (18,232)          0              1,898,533

-------------------------------------------------------------------------------------------------------------------------------
Net interest income                                    68,741      801,576                0           0                870,317
-------------------------------------------------------------------------------------------------------------------------------

Provision for losses on loans                               0       24,000                0           0                 24,000
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
Net interest income after
  provision for losses on loans                        68,741      777,576                0           0                846,317
-------------------------------------------------------------------------------------------------------------------------------

Noninterest income:
   Gains on sale of securities
     available for sale                                             37,913                                              37,913
   Fees and service charges                                         59,620                                              59,620
   Other                                                            30,753          (24,000)                             6,753
-------------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                    0      128,286          (24,000)          0                104,286
-------------------------------------------------------------------------------------------------------------------------------

Noninterest expense:
   Compensation and employee benefits                  98,139      372,231                                             470,370
   Advertising                                                      15,919                                              15,919
   Occupancy                                                        18,738                                              18,738
   Federal deposit insurance premiums                               14,752                                              14,752
   Professional fees                                   20,995       35,809                                              56,804
   Data processing expense                                          18,197                                              18,197
   Loss (gain) on limited partnership                  86,139                                                           86,139
   Other                                               28,692       74,230          (24,000)                            78,922
-------------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                             233,965      549,876          (24,000)          0                759,841
-------------------------------------------------------------------------------------------------------------------------------

Earnings before income taxes                         (165,224)     355,986                0           0                190,762

Income tax expense                                    (77,088)     141,158                                              64,070
-------------------------------------------------------------------------------------------------------------------------------

Net earnings                                          (88,136)     214,828                0           0                126,692
-------------------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------------------
Segment assets                                      1,829,051   86,999,796                0           0             88,828,847
-------------------------------------------------------------------------------------------------------------------------------


All of the income and expense amounts presented in the table above are with external customers, except as summarized below:

Included in interest income of the Holding Company and interest expense of the Bank is $18,232 of inter-segment income and expense for deposits held by the Holding Company at the Bank.

The other inter-segment revenue and expense is $24,000 included in with income at the Bank and other expense at the Holding Company. These inter-segment amounts relate to management services provided by the Bank on behalf of the Holding Company.

REDWOOD FINANCIAL, INC. AND SUBSIDIARY

                                                              For the six months ended December 31, 1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                 Holding                    Inter-company   Reconciling      Total
                                                                 Company          Bank     Reconciliations  Adjustments  Corporation
------------------------------------------------------------------------------------------------------------------------------------
Interest Income:
   Loans receivable                                               31,381        922,354                                     953,735
   Securities held to maturity:
      Mortgage-backed and related securities                                    453,033                                     453,033
      Investment securities                                       18,815        263,408                                     282,223
   Securities available for sale:
      Mortgage-backed and related securities                                    335,260                                     335,260
      Investment securities                                                     239,553                                     239,553
   Cash equivalents and other                                     27,917         48,703          (27,917)                    48,703
------------------------------------------------------------------------------------------------------------------------------------
Total interest income                                             78,113      2,262,311          (27,917)          0      2,312,507

Interest Expense:
   Deposits                                                                   1,296,289          (27,917)                 1,268,372
   Federal Home Loan Bank advances                                              183,234                0                    183,234
------------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                 0      1,479,523          (27,917)          0      1,451,606

------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                               78,113        782,788                0           0        860,901
------------------------------------------------------------------------------------------------------------------------------------

Provision for losses on loans                                          0              0                0           0              0
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Net interest income after
  provision for losses on loans                                   78,113        782,788                0           0        860,901
------------------------------------------------------------------------------------------------------------------------------------

Noninterest income:
   Gains on sale of securities
     available for sale                                                           7,871                                       7,871
   Fees and service charges                                                      37,803                                      37,803
   Other                                                                         25,314          (24,000)                     1,314
------------------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                               0         70,988          (24,000)          0         46,988
------------------------------------------------------------------------------------------------------------------------------------

Noninterest expense:
   Compensation and employee benefits                             91,181        318,555                                     409,736
   Advertising                                                                   13,673                                      13,673
   Occupancy                                                                     13,048                                      13,048
   Federal deposit insurance premiums                                            14,538                                      14,538
   Professional fees                                              25,709         32,447                                      58,156
   Data processing expense                                                       12,687                                      12,687
   Other                                                          42,176         46,031          (24,000)                    64,207
------------------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                        159,066        450,979          (24,000)          0        586,045
------------------------------------------------------------------------------------------------------------------------------------

Earnings before income taxes                                     (80,953)       402,797                0           0        321,844

Income tax expense                                               (40,865)       157,666                                     116,801
------------------------------------------------------------------------------------------------------------------------------------

Net earnings                                                     (40,088)       245,131                0           0        205,043
------------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------
Segment assets                                                 2,413,524     64,733,514                0           0     67,147,038
------------------------------------------------------------------------------------------------------------------------------------


All of the income and expense amounts presented in the table above are with external customers, except as summarized below:

Included in interest income of the Holding Company and interest expense of the Bank is $27,917 of inter-segment income and expense for deposits held by the Holding Company at the Bank.

The other inter-segment revenue and expense is $24,000 included in with income at the Bank and other expense at the Holding Company. These inter-segment amounts relate to management services provided by the Bank on behalf of the Holding Company.

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

Financial Condition

The Company's total assets increased by $11,542,000, or 14.93%, from $77,287,000 at June 30, 1998 to $88,829,000 at December 31, 1998. The increase in the Company's assets reflected an increase in the level of Federal Home Loan Bank
(FHLB)  advances  and deposits  during the six months  ended  December 31, 1998.
These advances and deposits were used primarily to fund increased loan production and purchases of mortgage-backed securities during this six month period.

Cash and cash equivalents increased by $270,000, or 13.44%, from $2,009,000 at June 30, 1998 to $2,279,000 at December 31, 1998. The slight increase in cash was primarily due to the increase use of FHLB advances as well as increased deposits. The Company attempts to maintain lower levels of cash and cash equivalents in order to enhance overall yield.




                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY


The Company's loans receivable, net, increased $5,015,000, or 17.30% during the six months ended December 31, 1998. The increase in loans was a result of increased loan demand in the Company's market and includes 1-4 family residential mortgage loans and agricultural and commercial loans. The aggregate growth in the Company's loan portfolio combined with the increase in agricultural and commercial loans will increase the Company's credit risk exposure.

The Company's investment securities, including mortgage-backed securities designated available for sale increased 10.97% or $4,798,000 during the six months ended December 31, 1998. The increase is primarily due to the use of funds provided by FHLB advances and increased deposits over the six months ended December 31, 1998. In addition, the carrying value of the Company's investment securities, including mortgage-backed securities designated available for sale reflected a $50,000 before tax increase due to market value appreciation. The Company is no longer designating any investment securities, including mortgage-backed securities as held to maturity.

The Company's deposits increased by $3,715,000, or 7.72%, from $48,102,000 at June 30, 1998 to $51,817,000 at December 31, 1998. At December 31, 1998, the
Company's FHLB advances totaled $26,806,000, an increase of $10,606,000, or 65.47% from $16,200,000 at June 30, 1998. The advances were primarily utilized to fund increased loan production and purchase investment securities, including mortgage-backed securities. In order to fund loan growth and investment purchases and to leverage its capital, the Company may continue to seek additional deposits through traditional deposit products and new deposit products, as well as increase utilization of FHLB advances.

Stockholder's equity declined by $2,693,000 or 22.56% from $11,938,000 at June 30, 1998 to $9,245,060 December 31, 1998. The decrease is primarily due to the Company's stock repurchase programs, described elsewhere in this 10-QSB. As a result Treasury stock increased $2,800,000, or 96.29%, from $2,908,000 at June 30, 1998 to $5,708,000 at December 31, 1998. The use of interest earning funds to repurchase stock will decrease interest income in future periods.


Results of Operations

Net Earnings

Net earnings were $74,000 for the three months ended December 31, 1998, as compared to $79,000 for the three months ended December 31, 1997. This represented a decrease of $5,000, or 6.33%. The decrease in net earnings was primarily attributable to a $43,000, or 13.52% increase in other noninterest expense, most notably compensation and employee benefits as a result of increased staff. The decrease was also affected by a $15,000 increase in provision for loan losses.


                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

The decrease in net income was partially offset by a $23,000, or 5.67% increase in net interest income, a $17,000, or 51.73% increase in noninterest income including $16,000 in gains on the sale of securities, and a $12,000, or 28.57% decrease in income tax expense.

Net earnings were $127,000 for the six months ended December 31, 1998, as compared to $205,000 for the six months ended December 31, 1997. This represented a decrease of $78,000, or 38.05%. The decrease in net earnings was primarily attributable to a $86,139 decrease in the carrying value of a limited partnership. This limited partnership invests in equity securities of financial institutions. The value of the securities held by this limited partnership decreased as a result of equity market depreciation in the six months ended December 31, 1998.

The decrease was also affected by an $88,000, or 15.02% increase in noninterest expense, excluding the decline in the value of the limited partnership, and a $24,000 increase in provision for loan losses. The decrease in net income was partially offset by a $57,000, or 121.28% increase in noninterest income including gains on the sale of securities of $38,000, a $9,000, or 1.05% increase in net interest income, and a $53,000, or 45.30% decrease in income tax expense.

Net Interest Income

Net interest income increased by $23,000, or 5.67%, from $406,000 for the three months ended December 31, 1997 to $429,000 for the three months ended December 31, 1998. The increase in net interest income was primarily due growth of the Company, specifically, its increased use of deposits and FHLB advances to fund loan production and purchases of investment securities, including mortgage-backed securities. Th increase was slightly offset by a decrease in the Company's net interest spread, from 1.52% for the three months ended to December 31, 1997, to 1.51% for the three months ended December 31, 1998.

Net interest income increased by $9,000, or 1.05%, from $861,000 for the six months ended December 31, 1997 to $870,000 for the six months ended December 31, 1998. As previously noted, the increase in net interest income was primarily due to growth of the Company, specifically, its increase use of deposits and FHLB advances to fund loan production and purchases of investment securities, including mortgage-backed securities. The increase was offset by a decrease in the Company's net interest spread, from 1.65% for the six months ended to December 31, 1997, to 1.50% for the six months ended December 31, 1998.

                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY


Interest Income

Interest income was $1,395,000 for the three months ended December 31, 1998, as compared to $1,158,000 for the three months ended December 31, 1997, representing an increase of $237,000, or 20.47%. The increase in interest income was primarily due to an increase in interest-earning assets as a result of the Company's growth. Average interest-earning assets increased $16,341,000, or 25.61% from $63,808,000 for the three months ended December 31, 1997, to $80,149,000 for the three months ended December 31, 1998. The increase in interest income was partially offset by a decrease in the overall yield on interest-earning assets. For the three months ended December 31, 1998, the yield on interest-earning assets was 6.96%, as compared to 7.26% for the three months ended December 31, 1997. The decrease in yield on interest-earning assets was due primarily to lower yields on the Company's loan and securities portfolios.

Interest income was $2,769,000 for the six months ended December 31, 1998, as compared to $2,313,000 for the six months ended December 31, 1997, representing an increase of $456,000, or 19.71%. The increase in interest income was primarily due to an increase in interest-earning assets. Average interest-earning assets increased $15,346,000, or 24.27% from $63,238,000 for the six months ended December 31, 1997, to $78,584,000 for the three months ended December 31, 1998. The increase in interest income was offset by a decrease in the overall yield on interest-earning assets. For the six months ended December 31, 1998, the yield on interest-earning assets was 7.05%, as compared to 7.31% for the six months ended December 31, 1997. The decrease in yield on interest-earning assets also was due primarily to lower yields on the Company's loan and securities portfolios.

Interest on loans receivable increased by $186,000, or 38.11%, to $674,000 for the three months ended December 31, 1998, as compared to $488,000 for the three months ended December 31, 1997. Such increase was due to a $9,649,000, or 42.07% increase in the average balance of loans receivable from $22,933,000 for the three months ended December 31, 1997 to $32,582,000 for the three months ended December 31, 1998. The increase in interest on loans receivable was offset by a decrease in the average yield on loans receivable from 8.51% for the three months ended December 31, 1997, to 8.27% for the three months ended December 31, 1998.

Interest on loans receivable increased by $361,000, or 37.84%, to $1,315,000 for the six months ended December 31, 1998, as compared to $954,000 for the six months ended December 31, 1997. Such increase was due to a $9,401,000, or 42.30% increase in the average balance of loans receivable from $22,224,000 for the six months ended December 31, 1997 to $31,625,000 for the six months ended December 31, 1998. The increase in interest on loans receivable was offset by a decrease in the average yield on loans receivable from 8.58% for the six months ended December 31, 1997, to 8.32% for the six months ended December 31, 1998.


                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

Interest income on mortgage-backed and related securities available for sale was $594,000 and $170,000 for the three months ended December 31, 1998 and 1997, respectively. The yield on the Company's mortgage-backed securities portfolio available for sale was 6.17% and 6.38% for the three months ended December 31, 1998 and 1997, respectively. A decrease in the yield on the mortgage-backed securities portfolio has occurred as a result of recent declines in mortgage rates. In January 1998, the Company redesignated all mortgage-backed and related securities as available for sale. As such, the Company reported no interest income on mortgage-backed and related securities held to maturity for the three or six months ended December 31, 1998.

Interest income on mortgage-backed and related securities available for sale was $1,167,000 and $335,000 for the six months ended December 31, 1998 and 1997, respectively. The yield on the Company's mortgage-backed securities portfolio available for sale was 6.26% and 6.66% for the six months ended December 31, 1998 and 1997, respectively. A decrease in the yield on the mortgage-backed securities portfolio has occurred as a result of recent declines in mortgage rates.

Interest income on investment securities available for sale was $80,000 and $112,000 for the three months ended December 31, 1998 and 1997, respectively. The yield on the Company's investment securities portfolio available for sale was 5.59% and 7.02% for the three months ended December 31, 1998 and 1997, respectively. A decrease in the yield on the investment securities portfolio has occurred as a result of recent declines in interest rates. In January 1998, the Company redesignated all investment securities as available for sale. As such, the Company reported no interest income on investment securities held to maturity for the three or six months ended December 31, 1998.

Interest income on investment securities available for sale was $202,000 and $240,000 for the six months ended December 31, 1998 and 1997, respectively. The yield on the Company's investment securities portfolio available for sale was 5.87% and 7.22% for the three months ended December 31, 1998 and 1997, respectively. A decrease in the yield on the investment securities portfolio has occurred as a result of recent declines in interest rates.

Interest income on cash equivalents and other increased by $19,000, or 65.52% in comparison of the three months ended December 31, 1998 and 1997. For the six months ended December 31, 1998, interest income on cash equivalents and other increased by $36,000, or 73.47% in comparison to the six months ended December 31, 1997. Cash and other includes dividends on FHLB stock. The increase in both periods reflects increased investment in FHLB stock.







                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

Interest Expense

Interest expense increased by $215,000, or 28.59%, from $752,000 for the three months ended December 31, 1997 to $967,000 for the three months ended December 31, 1998. The increase in interest expense resulted from a $14,906,000, or 195.31% increase in the average balance of FHLB advances from $7,632,000 for the three months ended December 31, 1997 to $22,538,000 for the three months ended December 31, 1998. The increase in interest expense was also impacted by a $3,572,000, or 7.99% increase in the average balance of deposits in comparison of the three months ended December 31, 1998, to the three months ended December 31, 1997. The increase in interest expense was also partially offset a decrease in the cost of funds from 5.75% to 5.55% for the three months ended December 31, 1997 and 1998, respectively.

Interest expense increased by $447,000, or 30.79%, from $1,452,000 for the six months ended December 31, 1997 to $1,899,000 for the six months ended December 31, 1998. The increase in interest expense resulted from a $14,823,000, or 248.83% increase in the average balance of FHLB advances from $5,957,000 for the six months ended December 31, 1997 to $20,780,000 for the six months ended December 31, 1998. The increase in interest expense was also impacted by a $2,399,000, or 5.30% increase in the average balance of deposits in comparison of the six months ended December 31, 1998, to the six months ended December 31, 1997. The increase in interest expense was also partially offset a decrease in the cost of funds from 5.66% to 5.55% for the six months ended December 31, 1997 and 1998, respectively.

Provision for Loan Losses

The Company's provision for loan losses was $15,000 and $0 for the three months December 31, 1998 and 1997, respectively. For the six months ended December 31, 1998 and 1997, the Company's provision for loan losses were $24,000 and $0, respectively. As noted, the Company has experienced growth in its loan portfolio. The provision was increased in response to loan growth, a change in the composition of the loan portfolio through increased agricultural and commercial loan originations, and inherent losses in the loan portfolio. As such, the Company provided for losses. The level of this provision is dependent on loan growth, delinquencies, economic conditions, and other various factors used by management in the assessment of its loan portfolio and overall level of loan loss reserves.

At December 31, 1998 and June 30, 1998, the allowance for loan losses totaled $275,000 and $251,000, respectively. The Company's net loan charge-offs were $0 and $0 for the six months ended December 31, 1998 and twelve months ended June 30, 1998, respectively. At December 31, 1998 and June 30, 1998, the allowance for loan losses represented 0.80% and 0.86% of loans receivable, respectively. Nonaccrual loans totaled $0 and $0 at December 31, 1998 and June 30, 1998, respectively. At December 31, 1998 and June 30, 1998, classified assets totaled $406,000 and $37,000, respectively.

                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

Noninterest Income

Noninterest income increased by $17,000, or 51.73% from $34,000 to $51,000 for the three months ended December 31, 1998 as compared to the three months ended December 31, 1997. The increase was due to an increase in gains on the sale of securities available for sale of $8,000, or 100.00% and an increase in fees and service charges of $7,000, or 28.00%.

Noninterest income increased by $57,000, or 121.28% from $47,000 to $104,000 for the six months ended December 31, 1998 as compared to the six months ended December 31, 1997. The increase was due to an increase of gains on the sale of securities available for sale of $30,000, or 375.00% and an increase in fees and service charges of $22,000, or 57.89%.

Noninterest Expense

Noninterest expense increased by $43,000, or 13.41%, from $318,000 for the three months ended December 31, 1997 to $361,000 for the three months ended December 31, 1998. The increase was due primarily to a $30,000, or 13.57% increase in compensation and employee benefits expense due primarily to increased staff. The Company has increased staff in late 1998 as a result of staffing the Bank's new main office in Redwood Falls, Minnesota. The increase is also attributable to a $5,000, or 17.86%, increase in professional fees, a $3,000, or 42.86% increase in occupancy costs, and a $3,000, or 7.50% increase in other noninterest expenses.

Noninterest expense increased by $174,000, or 29.69%, from $586,000 for the six months ended December 31, 1997 to $760,000 for the six months ended December 31, 1998. The increase was due primarily to the aforementioned $86,000 decrease in the carrying value of an investment in a limited partnership. In addition, the increase was also impacted by a $60,000, or 14.63% increase in compensation and employee benefits expense due primarily to increased staff, a $15,000, or 23.44%, increase in other noninterest expense, a $6,000, or 46.15% increase in occupancy costs, and a $5,000, or 38.46% increase in data processing costs. The increase was also affected by a minor increase in advertising expense and a minor decrease in professional fees.

Income Taxes

The Company's income taxes decreased by $12,000, or 28.57%, from $42,000 for the three months ended December 31, 1997, to $30,000 for the three months ended December 31, 1998. The change in income taxes was due primarily to a decrease in pre-tax earnings of $18,000, or 14.88% from $121,000 for the three months ended December 31, 1997 to $103,000 for the three months ended December 31, 1998. The Company's effective tax rate was 28.66% and 34.72% for the three months ended December 31, 1998 and 1997, respectively. The decrease was a result of a higher level of tax exempt investments over the three months ended December 31, 1997.


                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

The Company's income taxes decreased by $53,000, or 45.30%, from $117,000 for the six months ended December 31, 1997, to $64,000 for the six months ended December 31, 1998. The change in income taxes was due primarily to a decrease in pre-tax earnings of $131,000, or 40.68% from $322,000 for the six months ended December 31, 1997 to $191,000 for the six months ended December 31, 1998. The Company's effective tax rate was 33.59% and 36.29% for the six months ended December 31, 1998 and 1997, respectively. The decrease was a result of a higher level of tax exempt investments over the six months ended December 31, 1997.


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


Liquidity and Capital Resources

The Company's primary sources of funds are deposits, FHLB advances and proceeds from maturing investment securities and principal and interest payments on loans and mortgage-backed and related securities. While maturities and scheduled amortization of mortgage-backed and related securities and loans are a predictable source of funds, deposit flows and mortgage prepayments are generally influenced by general interest rates, economic conditions, competition, and other factors. A substantial portion of the Company's deposits are funds from local government entities. At December 31, 1998, these deposits totaled $16,350,000. Government deposits are typically in larger amounts than traditional retail deposits and are bid more frequently and at higher interest rates than retail deposits.. The Company has utilized government deposits for several years and has procedures for addressing these operational and liquidity concerns.




                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

The primary investing activities of the Company are the origination of loans and the purchase of investment and mortgage-backed and related securities. During the six months ended December 31, 1998 and 1997, the Company's loan portfolio, net, increased $5,044,000 and $2,593,000, respectively. During the same periods, the Company purchased investment and mortgage-backed and related securities in the amounts of $20,832,000 and $6,425,000, respectively. The primary financing activity of the Company is the attraction of savings deposits and utilization of FHLB advances.

The Company has other sources of liquidity if there is a need for funds. The Bank has the ability to obtain additional advances from the Federal Home Loan Bank of Des Moines. During the six months ended December 31, 1998 and 1997, the Bank utilized advances of $21,700,000 and $7,216,000, respectively. In addition, the Company's designation of all investments and mortgage-backed securities as available for sale is intended to increase liquidity and overall operational flexibility.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be changed at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings.
The required minimum ratio is currently 4.0%.

The Company's most liquid assets are cash and cash equivalents. In addition, the Company maintains a portfolio of readily marketable investment securities, including mortgage-backed and related securities which are designated available for sale. The levels of cash and investment securities, including mortgage-backed and related securities, are dependent on the Company's operating, financing, and investing activities during any given period. At December 31, 1998 and June 30, 1998, cash and cash equivalents totaled $2,279,000 and $2,009,000, respectively. Investment securities, including mortgage-backed and related securities designated available for sale totaled $48,529,000 and $43,731,000 at December 31, 1998 and June 30, 1998,
respectively.

Since the conversion of the Association and the formation of the Company in 1995, the Company has regularly repurchased shares of its common stock through open market transactions in publically announced repurchase programs. These repurchase programs are intended to promote higher earnings per share and return on equity in future periods by reducing the level of capital. These repurchases have been completed with liquid resources, sales and maturities of investment securities available for sale, loan repayments, increases in deposits, and advances procured from the FHLB. Management believes the Company is adequately capitalized. As such, the Company believes that these repurchases have not in the past, nor should not in the future present substantial liquidity or capital concerns based upon current and anticipated economic considerations. Previous common stock repurchase programs should not be construed as indicative of future repurchase programs by the Company.

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













                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY


Year 2000 Consideration

The Company's primary exposure is its automated data processing system which had been determined to be Year 2000 noncompliant. On August 4, 1998, the Company received its Year 2000 compliant release from its software vendor. Management is continuing to test the release to ensure that the software properly addresses risks identified by the Federal Financial Institutions Examination Council and its data processing vendor. The Company has substantially completed its testing, although the Company expects to continue testing this and other applications during 1999.

The Company anticipates its exposure to Year 2000 issues is reduced due to its 1-4 family residential lending emphasis. However, the Company is broadening its lending activities to include commercial lending. As part of its credit underwriting, the Company is assessing the Year 2000 sensitivity of all commercial loan applicants.

At this time, the Company expects to expend approximately $10,000 to $15,000 on its Year 2000 compliance efforts. In addition, a substantial amount of current staff time is being expended on Year 2000 assessment and testing. Should the Company fail to correct its Year 2000 deficiencies by December 31, 1999, the Company could expect a substantial disruption to daily operations. Such disruption could have a material effect on the Company's financial position and future earnings. To this extent, the Company's contingency plan is to re-commence manual data processing operations. As the Company only recently converted from manual to automated data processing in October 1997, the Company still retains the equipment and trained staff necessary to re-commence manual data processing operations. The Company plans to re-assess its contingency plan pending the results of on-going testing.


Recent Developments

1.     Completion of Stock Repurchase Program

       On November 10, 1998 and December 18, 1998, the Company announced stock repurchase programs of 10%, or 78,100 shares and 7%, or 49,200 shares, respectively. The Company completed the repurchase as detailed previously in this 10-QSB.







                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY


2.     Commencement of New Facility Operations

       On January 25, 1999, the Company's subsidiary, HomeTown Bank, relocated its main office to a new facility in Redwood Falls, Minnesota. The Company had previously announced the construction of this facility on behalf of the Bank on April 28, 1998. In its announcement, the Company stated that the new building will have a material impact on future earnings and provided estimates at that time. The Company is currently finalizing the financial effect the new building. The Company intends to maintain its current office in downtown Redwood Falls as a branch office.





















                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

                           PART II - OTHER INFORMATION


ITEM 1:           Legal Proceedings.

                  None.

ITEM 2:           Changes in Securities and Use of Proceeds.

                  Not Applicable.

ITEM 3:           Defaults Upon Senior Securities.

                  Not Applicable.

ITEM 4:           Submission of Matters to a Vote of Security Holders.

                  On October 29, 1998, the Annual Meeting of the shareholders of the Company was held to obtain the approval of the shareholders of record as of October 6, 1997 in connection with the matters indicated below. The following is a brief description of the matters voted on at the meeting, and the number of votes cast for, against, or withheld, as well as the number of abstentions, as to such matters:

                                                                                      Vote
                                                                         ----------------------------------
                                                                                    Against or
                                         Matter                          For         withheld      Abstain
                  -----------------------------------------------------------------------------------------

                  1.     Election of directors:
                            Donald C. Orth                              742,808       11,200           N/A
                            Thomas W. Stotesbery                        737,003       17,005           N/A

                  2.     Ratification of Redwood Financial,
                         Inc. 1995 Stock Option Plan:*                  605,097       58,225           1,025

                  3.     Ratification of Redwood Financial,
                         Inc. Management Stock Bonus Plan:*             604,097       58,425           1,425

                  4.     Appointment of KPMG Peat Marwick
                          LLP as auditors for 1999 fiscal year:         752,433        1,375             200

*    Totals do include 89,661 in broker non-votes.

                                                                     (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

                           PART II - OTHER INFORMATION


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


Date: January 29, 1999            /s/ Paul W. Pryor
      ----------------            -----------------
                                  Paul W. Pryor, President and Chief Executive
                                  Officer (Duly Authorized Officer)


Date: January 29, 1999            /s/ Anthony H. Acker
      ----------------            --------------------
                                  Anthony H. Acker, Chief Financial Officer
                                  (Principal Financial and Accounting Officer)