Form 10QSB
period 1999-03-31
REDWOOD FINANCIAL INC /MN/
filed 1999-05-13
CIK 942895

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

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

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

                                    CONTENTS

PART I - FINANCIAL INFORMATION

                                                                           Page
Item 1:     Financial Statements

            Consolidated Balance Sheets at March 31, 1999 and
            June 30, 1998                                                    3

            Consolidated Statements of Earnings for the Three and Nine
            months ended March 31, 1999 and 1998                             4

            Consolidated Statements of Comprehensive Income for
            the Nine months ended March 31, 1999 and 1998                    5

            Consolidated Statement of Stockholders' Equity
            for the Nine months ended March 31, 1999                         6

            Consolidated Statements of Cash Flows for the
            Nine months ended March 31, 1999 and 1998                        7

            Notes to Consolidated Financial Statements                    8-16

Item 2:     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                17-28

PART II - OTHER INFORMATION

Item 1:     Legal Proceedings                                               29
Item 2:     Changes in Securities and Use of Proceeds                       29
Item 3:     Defaults Upon Senior Securities                                 29
Item 4:     Submission of Matters to a Vote of Security Holders             29
Item 5:     Other Information                                               29
Item 6:     Exhibits and Reports on Form 8-K                                29
            Signatures                                                      30



                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY
                         PART 1 - FINANCIAL INFORMATION
                          Item 1 - Financial Statements

                           Consolidated Balance Sheets
                                   (Unaudited)

                              Assets                                            March 31,        June 30,
                                                                                  1999              1998
                                                                                ----------       ---------


Cash ......................................................................   $    115,591     $    20,448
Interest-bearing deposits with banks ......................................      2,970,788       1,988,780
                                                                                 ---------       ---------

                                         Cash and cash equivalents ........      3,086,379       2,009,228
                                                                                 ---------       ---------


Securities available for sale:
     Mortgage-backed and related securities (amortized cost ...............     44,956,001      33,937,175
       $45,089,920 and $33,726,372, respectively)
     Investment securities (amortized cost $7,541,035 and .................      7,479,910       9,793,500
       $9,784,454, respectively)                                                ----------      ----------

                                    Total securities available for sale ...     52,435,911      43,730,675
                                                                                ----------      ----------



Loans receivable, net .....................................................     33,493,169      28,994,750
Federal Home Loan Bank stock, at cost .....................................      1,485,000         835,000
Accrued interest receivable ...............................................        558,443         547,898
Premises and equipment, net ...............................................      1,795,235         596,867
Investment in limited partnership .........................................        385,358         484,024
Other assets ..............................................................        286,503          88,163
                                                                                ----------      ----------

                                                Total Assets ..............   $ 93,525,998     $77,286,605
                                                                                ----------      ----------

                                    Liabilities and Stockholders' Equity


Deposits ..................................................................     51,569,947      48,101,806
Federal Home Loan Bank advances ...........................................     29,699,303      16,200,000
Accrued interest payable ..................................................        999,372         631,168
Advance payments by borrowers for taxes and insurance .....................        128,927          75,463
Due to broker .............................................................      2,000,000               0
Accrued expenses and other liabilities ....................................        139,306         340,142
                                                                                ----------      ----------
                                             Total Liabilities ............     84,536,855      65,348,579
                                                                                ----------      ----------

Common stock ($.10 par value):  Authorized and issued
  1,125,000 shares; outstanding 653,993 shares at
  March 31, 1999; 868,093 shares at June 30, 1998 .........................        112,500         112,500
Additional paid-in capital ................................................      8,509,854       8,490,163
Retained earnings, subject to certain restrictions ........................      6,937,119       6,794,926
Accumulated other comprehensive income (loss), net ........................       (117,027)        131,909
Unearned employee stock ownership plan shares .............................       (413,584)       (463,264)
Unearned management stock bonus plan shares ...............................       (155,204)       (220,172)
Treasury stock, at cost, 516,007 shares at
  March 31, 1999; 256,907 shares at June 30, 1998 .........................     (5,884,515)     (2,908,036)

                                                                                ----------      ----------
                                         Total Stockholders' Equity .......      8,989,143      11,938,026
                                                                                ----------      ----------


                                 Total Liabilities and Stockholders' Equity   $ 93,525,998     $ 77,286,605
                                                                                ----------      ----------

See accompanying notes to consolidated financial statements


                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY
                      Consolidated Statements of Earnings
                                  (Unaudited)


                                                                    Three months              Nine months
                                                                   ended March 31,          ended March 31,
                                                                  1999         1998        1999         1998
                                                               ---------    ---------   ----------   ----------
Interest Income:
   Loans receivable .......................................   $  636,413      530,514    1,951,353    1,484,249
   Securities held to maturity:
      Mortgage-backed and related securities ..............            0            0            0      453,033
      Investment securities ...............................            0            0            0      314,217
   Securities available for sale:
      Mortgage-backed and related securities ..............      661,925      436,564    1,829,255      771,824
      Investment securities ...............................      123,293      217,146      325,009      437,883
   Cash equivalents and other .............................       39,557       18,035      124,421       53,560
                                                              ----------   ----------   ----------   ----------
Total interest income .....................................    1,461,188    1,202,259    4,230,038    3,514,766

Interest Expense:
   Deposits ...............................................      682,068      647,265    2,000,869    1,915,637
   Federal Home Loan Bank advances ........................      366,307      111,460      946,039      294,694
                                                              ----------   ----------   ----------   ----------
Total interest expense ....................................    1,048,375      758,725    2,946,908    2,210,331
                                                              ----------   ----------   ----------   ----------
Net interest income .......................................      412,813      443,534    1,283,130    1,304,435
                                                              ----------   ----------   ----------   ----------

Provision for losses on loans .............................       15,000       14,000       39,000       14,000
                                                              ----------   ----------   ----------   ----------

Net interest income after provision for losses on loans ...      397,813      429,534    1,244,130    1,290,435
                                                              ----------   ----------   ----------   ----------

Noninterest income:
   Gains on sale of securities available for sale, net ....            0        7,469       37,913       15,339
   Fees and service charges ...............................       17,918       21,137       77,098       58,940
   Other ..................................................        2,817        6,448        9,570        7,762
                                                              ----------   ----------   ----------   ----------
Total noninterest income ..................................       20,735       35,054      124,581       82,041
                                                              ----------   ----------   ----------   ----------

Noninterest expense:
   Compensation and employee benefits .....................      254,172      213,925      724,543      623,660
   Advertising ............................................       16,834        7,318       32,753       20,991
   Occupancy ..............................................       36,562       14,013       65,431       31,667
   Federal deposit insurance premiums .....................        7,361        7,430       22,114       21,967
   Professional fees ......................................       21,625       18,922       78,429       77,078
   Data processing expense ................................        5,270        3,659       18,788       11,741
   Loss on limited partnership ............................       12,527            0       98,666            0
   Other ..................................................       48,551       22,174      121,579       86,381
                                                              ----------   ----------   ----------   ----------
Total noninterest expense .................................      402,902      287,441    1,162,303      873,485
                                                              ----------   ----------   ----------   ----------

Earnings before income taxes ..............................       15,646      177,147      206,408      498,991

Income tax expense ........................................          145       65,270       64,215      182,071
                                                              ----------   ----------   ----------   ----------

Net earnings ..............................................   $   15,501      111,877      142,193      316,920
                                                              ----------   ----------   ----------   ----------

Net earnings per common share - Basic .....................   $     0.03         0.14         0.21         0.38
Net earnings per common share - Diluted ...................         0.03         0.13         0.20         0.37


See accompanying notes to consolidated financial statements



                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY
                Consolidated Statements of Comprehensive Income
                                  (unaudited)


                                                               Nine Months Ended March 31,
                                                         1999                          1998
                                                  -----------------------     ---------------------

Net earnings ....................................               $ 142,193                   316,920

Other  comprehensive income,  net of tax:
     Unrealized  gains  (losses)  on securities:
     Unrealized holding gains (losses) arising
       during period ............................    (226,188)                 201,134
     Less:  reclassification adjustment for gains
       included in net income ...................     (22,748)                  (9,203)
                                                    ---------                 --------
Other comprehensive income (loss) ...............                (248,936)                  210,337
                                                                 ---------                  -------
Comprehensive income  (loss) ....................               $(106,743)                  527,257
                                                                 ---------                  -------



See accompanying notes to consolidated financial statements


                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY
                 Consolidated Statement of Stockholders' Equity
                    For the Nine Months Ended March 31, 1999
                                  (unaudited)

                                                                         Unearned
                                                                         Employee    Unearned
                                                           Accumulated     Stock    management
                                   Additional              Other         Ownership     stock                     Total
                         Common      paid-in   Retained    Comprehensive    Plan       bonus       Treasury   stockholders'
                          Stock      capital   Earnings    Income (loss)   Shares    plan shares     stock       equity
----------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1998  $112,500   8,490,163   6,794,926   131,909        (463,264)   (220,172)    (2,908,036)  11,938,026

  Net earnings                                   142,193                                                           142,193

  Other comprehensive
    income (loss), net                                    (248,936)                                               (248,936)

  Earned employee stock
    ownership plan
    shares, net                       19,691                                49,680                                  69,371

  Repurchase of common stock                                                                       (2,976,479)  (2,976,479)

  Earned management stock
    bonus plan shares                                                                   64,968                      64,968

                        --------   ---------   ---------   --------        -------     -------      ---------    ---------
Balance, March 31, 1999 $112,500   8,509,854   6,937,119   (117,027)      (413,584)   (155,204)    (5,884,515)   8,989,143
                        --------   ---------   ---------   --------        -------     -------      ---------    ---------

See accompanying notes to consolidated financial statements



                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (unaudited)
                                                                                              Nine months
                                                                                             ended March 31,
                                                                                         1999             1998
                                                                                     -----------     ------------
Operating Activities
   Net earnings $ ..............................................................        142,193         316,920
   Adjustments  to  reconcile  net  earnings to net cash  provided by  operating activities:
       Provision for loan losses ...............................................         39,000          14,000
       Depreciation ............................................................         47,426          19,665
       Amortization of premiums and discounts, net .............................         24,940         (22,096)
       Increase in other assets ................................................       (198,340)       (484,254)
       (Increase) decrease in accrued interest receivable ......................        (10,545)         76,280
       Increase in accrued interest payable ....................................        368,204         394,532
       Gains on sale of securities available for sale, net .....................        (37,913)        (15,339)
       Amortization of unearned ESOP shares ....................................         49,680          49,680
       Earned ESOP shares priced above original cost ...........................         19,691          15,059
       Earned Management Stock Bonus Plan shares ...............................         64,968          64,969
       Decrease in investment in limited partnership ...........................         98,666               0
       Deferred income taxes ...................................................        165,957        (116,895)
       Increase in due to broker ...............................................      2,000,000               0
       (Decrease) increase in accrued expenses and other liabilities ...........       (200,837)        217,044
                                                                                     ----------      ----------
Net cash provided by operating activities ......................................      2,573,090         529,565
                                                                                     ----------      ----------
Investing activities:
   Proceeds from maturities of investment securities held to maturity ..........              0         500,000
   Principal collected on mortgage-backed securities held to maturity ..........              0       2,034,858
   Proceeds from maturities of investment securities available for sale ........      7,390,000               0
   Proceeds from sales of mortgage-backed securities available for sale ........      2,547,575         885,305
   Purchases of mortgage-backed securities available for sale ..................    (22,956,124)     (9,918,914)
   Principal collected on mortgage-backed securities available for sale ........      8,320,341       2,279,766
   Proceeds from maturities of mortgage-backed securities available for sale ...        709,187       7,600,000
   Purchases of investment securities available for sale .......................     (6,138,781)     (1,990,093)
   Proceeds from sales of investment securities available for sale .............      1,016,085               0
   Purchases of Federal Home Loan Bank stock ...................................       (650,000)       (101,500)
   Increase in loans receivable, net ...........................................     (4,532,857)     (6,133,409)
   Purchases of premises and equipment .........................................     (1,245,794)       (287,206)
                                                                                     ----------      ----------
Net cash used by investing activities ..........................................    (15,540,368)     (5,131,193)
                                                                                     ----------      ----------
Financing Activities:
   Increase in deposits, net ...................................................      3,468,141       2,181,212
   Increase in advance payments by borrowers for taxes and insurance ...........         53,464          43,581
   Proceeds from Federal Home Loan Bank advances ...............................     27,200,000      12,200,000
   Repayment of Federal Home Loan Bank advances ................................    (13,700,697)     (7,000,000)
   Repurchase of common stock ..................................................     (2,976,479)     (1,139,581)
                                                                                     ----------      ----------
Net cash provided by financing activities ......................................     14,044,429       6,285,212
                                                                                     ----------      ----------
Increase in cash and cash equivalents ..........................................      1,077,151       1,683,584

Cash and cash equivalents, beginning of period .................................      2,009,228         763,792
                                                                                     ----------      ----------
Cash and cash equivalents, end of period .......................................   $  3,086,379       2,447,376
                                                                                     ----------      ----------
Supplemental  disclosures of cash flow information:  Cash paid during the period for:
      Interest .................................................................   $  2,578,704       1,815,799
      Income taxes .............................................................        266,420         163,259

Supplemental disclosures of cash flow information:
   Transfer of real estate to loans ............................................              0          13,520
   Transfer of investment and mortgage-backed and related securities from
      held to maturity to available for sale ...................................              0      36,531,995

See accompanying notes to consolidated financial statements

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                 March 31, 1999
                                   (Unaudited)


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

(2)  Basis of Presentation

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of earnings, consolidated statements of comprehensive income, consolidated statement of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statements of earnings for the three and nine months ended March 31, 1999 are not necessarily indicative of the results which may be expected for the entire year.

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

                                                                     (Continued)
                                        8

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY


(3)  Earnings Per Share

     The following tables illustrate the calculation of basic and diluted earnings per share for the three months ended March 31, 1999 and 1998.


        For the Three Months Ended:               March 31, 1999                        March 31, 1998
        ---------------------------               --------------                        --------------
                                                              Per Share                               Per Share
                                          Income   Shares      Amount             Income    Shares      Amount
                                          ------   ------      ------             ------    ------      ------
        Net Earnings:                    $15,501                                  $111,877

        Basic EPS:
        Earnings available to
         common stockholders              15,501   589,730      $0.03              111,877   790,772      $0.14

        Effect of Dilutive Securities:
        Options on common stock                     26,698                                    28,466
        Unvested restricted stock awards            11,760                                    17,160
                                                    ------                                    ------

        Diluted EPS:
        Earnings available to common
         stockholders plus assumed
         conversions                     $15,501   628,188      $0.03             $111,877   836,398      $0.13

        For the Nine months Ended:                  March 31, 1999                        March 31, 1998
        --------------------------                  --------------                        --------------
                                                              Per Share                               Per Share
                                          Income   Shares      Amount             Income    Shares      Amount
                                          ------   ------      ------             ------    ------      ------
        Net Earnings:                   $142,193                                  $316,920

        Basic EPS:
        Earnings available to
         common stockholders             142,193   676,784      $0.21              316,920   824,558      $0.38

        Effect of Dilutive Securities:
        Options on common stock                     25,430                                    22,253
        Unvested restricted stock awards            14,742                                    17,028
                                                    ------                                    ------

        Diluted EPS:
        Earnings available to common
         stockholders plus assumed
         conversions                    $142,193   716,956      $0.20             $316,920   863,839      $0.37


                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

(4)  Regulatory Capital Requirements

     At March 31, 1999, the Bank met each of the three current minimum regulatory capital requirements. The following table summarizes the Bank's regulatory capital position at March 31, 1999:

                                                                                                 To Be Well
       (In thousands of dollars)                                                             Capitalized Under
                                                                                             Prompt Corrective
                                                Actual                 Required              Action Provisions
                                                ------                 --------              -----------------
                                        Amount       Ratio        Amount        Ratio        Amount       Ratio
                                        ------       -----        ------        -----        ------       -----

       Bank's Net Worth                 $7,015

       Plus:  Available For Sale
                 Market Valuation          117
                                        ------
       Tangible Capital                  7,132         7.72%      $1,385         1.50%           n/a        n/a
         (to tangible assets)

       Core Capital                      7,132         7.72%       2,771         3.00%         $4,618       5.00%
         (to adjusted tangible assets)

       Core Capital                      7,132        20.90%         n/a          n/a           2,048       6.00%
         (to risk-weighted assets)

       Plus: Allowable portion of
         general allowance for
         loan losses                       290
                                        ------
       Risk-based Capital               $7,422        21.75%      $2,730         8.00%         $3,413      10.00%
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

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

(6)  Stock Repurchases

     During the three months ended March 31, 1999, the Company completed all stock repurchase programs announced to date. As a result, the Company purchased 11,291 shares of its outstanding common stock during the quarter. For the nine months ended March 31, 1999, the Company purchased 214,100 shares, or 24.7% of its 868,093 outstanding shares of common stock at June 30, 1998. As a result of the stock repurchase programs, the Company has outstanding 653,993 shares of common stock at March 31, 1999. The following summarizes the Company's common stock repurchases during the quarter ended March 31, 1999:

     Settlement Date              Shares Purchased       Price per share
     January 5, 1999                     8,000              $15.75
     January 7, 1999                     3,291              $15.25

     Average price per share                                $15.60

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

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

     The following is a brief description of the three operating segments:

     Holding Company: Redwood Financial, Inc. is a Minnesota corporation organized in 1995 at the direction of Redwood Falls Federal Savings and Loan Association (now HomeTown Bank) in connection with the then Association's conversion from mutual savings association to a stock savings association. The Parent Company was organized primarily to acquire and hold the common stock of the then Association. This continues to be the Parent Company's primary purpose. The Parent Company also contributes to the operational performance of the consolidated Company through (1) retention and servicing of several loans which were not eligible for investment within the Bank's operating segment due to regulatory restrictions, (2) management of a small investment portfolio, including an investment in a limited partnership, and (3) providing and incurring expense as a result of employee benefits available to Bank personnel for the remuneration and retention of Bank personnel.

     The Bank: HomeTown Bank is a federal stock savings association organized in 1924. The Bank provides standard banking services to communities in Redwood and Renville Counties, Minnesota including lending and deposit products services. The Bank is the largest of the consolidated Company's operating segments.

     The Service Corporation: Redwood Falls Service Corporation is a Minnesota corporation organized in 1993 for the sole purpose of providing insurance sales separate from the Bank as a result of previous federal regulatory requirements. These requirements have since been lifted. The Service Corporation has been inactive since June 1996 and as a result has not been included in any summarization of consolidated Company performance.

     The following tables summarize the contribution of each segment to the operating performance of the consolidated Company for the three and nine months ended March 31, 1999 and 1998.

REDWOOD FINANCIAL, INC. AND SUBSIDIARY


                   For the three months ended March 31, 1999

                                                    Holding                   Inter-company    Reconciling     Total
                                                    Company        Bank      Reconciliation    Adjustments  Corporation
                                                    -------        ----      --------------    -----------  -----------
Interest Income:
   Loans receivable ........................        19,658        616,755                                      636,413
   Securities held to maturity:
      Mortgage-backed and related securities
      Investment securities
   Securities available for sale:
      Mortgage-backed and related securities                      661,925                                      661,925
      Investment securities ................                      123,293                                      123,293
   Cash equivalents and other ..............         2,124         39,557          (2,124)                      39,557
                                                  --------      ---------      ----------       --------    ----------
Total interest income ......................        21,782      1,441,530          (2,124)             0     1,461,188

Interest Expense:
   Deposits ................................                      684,192          (2,124)                           682,068
   Federal Home Loan Bank advances .........                      366,307               0                      366,307
                                                  --------      ---------      ----------       --------    ----------
Total interest expense .....................             0      1,050,499          (2,124)             0     1,048,375
                                                  --------      ---------      ----------       --------    ----------
Net interest income ........................        21,782        391,031               0              0       412,813
                                                  --------      ---------      ----------       --------    ----------
Provision for losses on loans ..............             0         15,000               0              0        15,000
                                                  --------      ---------      ----------       --------    ----------
Net interest income after
  provision for losses on loans ............        21,782        376,031               0              0       397,813
                                                  --------      ---------      ----------       --------    ----------
Noninterest income:
   Gains on sale of securities
     available for sale ....................                                                                         0
   Fees and service charges ................                       17,918                                       17,918
   Other ...................................                       14,817         (12,000)                       2,817
                                                  --------      ---------      ----------       --------    ----------
Total noninterest income ...................             0         32,735         (12,000)             0        20,735
                                                  --------      ---------      ----------       --------    ----------
Noninterest expense:
   Compensation and employee benefits ......        51,993        202,179                                      254,172
   Advertising .............................                       16,834                                       16,834
   Occupancy ...............................                       36,562                                       36,562
   Federal deposit insurance premiums ......                        7,361                                        7,361
   Professional fees .......................         2,575         19,050                                       21,625
   Data processing expense .................                        5,270                                        5,270
   Loss (gain) on limited partnership ......        12,527                                                      12,527
   Other ...................................        12,956         47,595         (12,000)                      48,551
                                                  --------      ---------      ----------       --------    ----------
Total noninterest expense ..................        80,051        334,851         (12,000)             0       402,902
                                                  --------      ---------      ----------       --------    ----------
Earnings (loss) before income taxes ........       (58,269)        73,915               0              0        15,646

Income tax expense (benefit) ...............       (26,981)        27,126                                          145
                                                  --------      ---------      ----------       --------    ----------
Net earnings (loss) ........................       (31,288)        46,789               0              0        15,501
                                                  --------      ---------      ----------       --------    ----------

Segment assets .............................     1,429,866     92,096,132               0              0    93,525,998
                                                 ---------     ----------      ----------       --------    ----------

All of the income and expense amounts presented in the table above are with external customers, except as summarized below:

Included in interest income of the Holding Company and interest expense of the Bank is $2,124 of inter-segment income and expense for deposits held by the Holding Company at the Bank.

The other inter-segment revenue and expense is $12,000 included in with income at the Bank and other expense at the Holding Company. These inter-segment amounts relate to management services provided by the Bank on behalf of the Holding Company.

REDWOOD FINANCIAL, INC. AND SUBSIDIARY


                   For the three months ended March 31, 1998

                                                   Holding                Inter-company     Reconciling    Total
                                                   Company      Bank      Reconciliations   Adjustments    Corporation
                                                   -------      ----      ---------------   -----------    -----------
Interest Income:
   Loans receivable ........................        21,292      509,222                                     530,514
   Securities held to maturity:
      Mortgage-backed and related securities                                                                      0
      Investment securities ................                                                                      0
   Securities available for sale:
      Mortgage-backed and related securities                    436,564                                     436,564
      Investment securities ................         3,981      213,165                                     217,146
   Cash equivalents and other ..............         8,686       18,035         (8,686)                      18,035
                                                  --------    ---------       --------       --------    ----------
Total interest income ......................        33,959    1,176,986         (8,686)             0     1,202,259

Interest Expense:
   Deposits ................................                    655,951         (8,686)                     647,265
   Federal Home Loan Bank advances .........                    111,460              0                      111,460
                                                  --------    ---------       --------       --------    ----------
Total interest expense .....................             0      767,411         (8,686)             0       758,725
                                                  --------    ---------       --------       --------    ----------
Net interest income ........................        33,959      409,575              0              0       443,534
                                                  --------    ---------       --------       --------    ----------
Provision for losses on loans ..............             0       14,000              0              0        14,000
                                                  --------    ---------       --------       --------    ----------
Net interest income after
  provision for losses on loans  .....              33,959      395,575              0              0       429,534
                                                  --------    ---------       --------       --------    ----------
Noninterest income:
   Gains on sale of securities
     available for sale ....................                      7,469                                       7,469
   Fees and service charges ................                     21,137                                      21,137
   Other ...................................                     18,448        (12,000)                       6,448
                                                  --------    ---------       --------       --------    ----------
Total noninterest income ...................             0       47,054        (12,000)             0        35,054
                                                  --------    ---------       --------       --------    ----------
Noninterest expense:
   Compensation and employee benefits ......        48,566      165,359                                     213,925
   Advertising .............................                      7,318                                       7,318
   Occupancy ...............................                     14,013                                      14,013
   Federal deposit insurance premiums ......                      7,430                                       7,430
   Professional fees .......................         1,153       17,769                                      18,922
   Data processing expense .................                      3,659                                       3,659
   Other ...................................        14,540       19,634        (12,000)                      22,174
                                                  --------    ---------       --------       -------     ----------
Total noninterest expense ..................        64,259      235,182        (12,000)            0        287,441
                                                  --------    ---------       --------       -------     ----------
Earnings (loss) before income taxes ........       (30,300)     207,447              0             0        177,147

Income tax expense (benefit) ...............       (17,075)      82,345                                      65,270
                                                  --------    ---------       --------       -------     ----------
Net earnings (loss) ........................       (13,225)     125,102              0             0        111,877
                                                  --------    ---------       --------       -------     ----------
Segment assets .............................     2,061,567   67,626,104              0             0     69,687,671
                                                 ---------   ----------       --------       -------     ----------

All of the income and expense amounts presented in the table above are with external customers, except as summarized below:

Included in interest income of the Holding Company and interest expense of the Bank is $8,686 of inter-segment income and expense for deposits held by the Holding Company at the Bank.

The other inter-segment revenue and expense is $12,000 included in with income at the Bank and other expense at the Holding Company. These inter-segment amounts relate to management services provided by the Bank on behalf of the Holding Company.

REDWOOD FINANCIAL, INC. AND SUBSIDIARY

For the nine months ended March 31, 1999

                                                    Holding                 Inter-company    Reconciling     Total
                                                    Company       Bank     Reconciliations   Adjustments   Corporation
                                                    -------       ----     ---------------   -----------   -----------
Interest Income:
   Loans receivable ........................        70,167      1,881,186                                   1,951,353
   Securities held to maturity:
      Mortgage-backed and related securities
      Investment securities
   Securities available for sale:
      Mortgage-backed and related securities                    1,829,255                                   1,829,255
      Investment securities ................                      325,009                                     325,009
   Cash equivalents and other ..............        20,355        124,421        (20,335)                     124,421
                                                ----------     ----------     ----------     ----------    ----------
Total interest income ......................        90,522      4,159,871        (20,355)             0     4,230,038

Interest Expense:
   Deposits ................................                    2,021,224        (20,355)                   2,000,869
   Federal Home Loan Bank advances .........                      946,039              0                      946,039
                                                ----------     ----------     ----------     ----------    ----------
Total interest expense .....................             0      2,967,263        (20,355)             0     2,946,908
                                                ----------     ----------     ----------     ----------    ----------
Net interest income ........................        90,522      1,192,608              0              0     1,283,130
                                                ----------     ----------     ----------     ----------    ----------
Provision for losses on loans ..............             0         39,000              0              0        39,000
                                                ----------     ----------     ----------     ----------    ----------
Net interest income after
  provision for losses on loans.............        90,522      1,153,608              0              0     1,244,130
                                                ----------     ----------     ----------     ----------    ----------
Noninterest income:
   Gains on sale of securities
     available for sale ....................                       37,913                                      37,913
   Fees and service charges ................                       77,098                                      77,098
   Other ...................................                       45,570        (36,000)                       9,570
                                                ----------     ----------     ----------     ----------    ----------
Total noninterest income ...................             0        160,581        (36,000)             0       124,581
                                                ----------     ----------     ----------     ----------    ----------
Noninterest expense:
   Compensation and employee benefits ......       150,132        574,411                                     724,543
   Advertising .............................                       32,753                                      32,753
   Occupancy ...............................                       65,431                                      65,431
   Federal deposit insurance premiums ......                       22,114                                      22,114
   Professional fees .......................        23,570         54,859                                      78,429
   Data processing expense .................                       18,788                                      18,788
   Loss (gain) on limited partnership ......        98,666                                                     98,666
   Other ...................................        41,647        115,932        (36,000)                     121,579
                                                ----------     ----------     ----------      ---------    ----------
Total noninterest expense ..................       314,015        884,288        (36,000)             0     1,162,303
                                                ----------     ----------     ----------      ---------    ----------
Earnings (loss) before income taxes ........      (223,493)       429,901              0              0       206,408

Income tax expense (benefit) ...............      (104,069)       168,284                                      64,215
                                                ----------     ----------     ----------      ---------     ---------
Net earnings (loss) ........................      (119,424)       261,617              0              0       142,193
                                                ----------     ----------     ----------      ---------     ---------
Segment assets .............................     1,429,866     92,096,132              0              0    93,525,998
                                                ----------     ----------     ----------      ---------    ----------


All of the income and expense amounts presented in the table above are with external customers, except as summarized below:

Included in interest income of the Holding Company and interest expense of the Bank is $20,355 of inter-segment income and expense for deposits held by the Holding Company at the Bank.

The other inter-segment revenue and expense is $36,000 included in with income at the Bank and other expense at the Holding Company. These inter-segment amounts relate to management services provided by the Bank on behalf of the Holding Company.

REDWOOD FINANCIAL, INC. AND SUBSIDIARY


                    For the nine months ended March 31, 1998

                                                         Holding                  Inter-company      Reconciling         Total
                                                         Company       Bank       Reconciliations    Adjustments     Corporation
                                                         -------       ----       ---------------    -----------     -----------
Interest Income:
   Loans receivable .............................        52,673      1,431,576                                        1,484,249
   Securities held to maturity:
      Mortgage-backed and related securities ....                      453,033                                          453,033
      Investment securities .....................        18,815        295,402                                          314,217
   Securities available for sale:
      Mortgage-backed and related securities ....                      771,824                                          771,824
      Investment securities .....................         3,981        433,902                                          437,883
   Cash equivalents and other ...................        36,603         53,560        (36,603)                           53,560
                                                      ---------    -----------      ---------      ---------        -----------
Total interest income ...........................       112,072      3,439,297        (36,603)             0          3,514,766

Interest Expense:
   Deposits .....................................                    1,952,240        (36,603)                        1,915,637
   Federal Home Loan Bank advances ..............                      294,694              0                           294,694
                                                      ---------    -----------      ---------      ---------        -----------
Total interest expense ..........................             0      2,246,934        (36,603)             0          2,210,331
                                                      ---------    -----------      ---------      ---------        -----------
Net interest income .............................       112,072      1,192,363              0              0          1,304,435
                                                      ---------    -----------      ---------      ---------        -----------
Provision for losses on loans ...................             0         14,000              0              0             14,000
                                                      ---------    -----------      ---------      ---------        -----------
Net interest income after
  provision for losses on loans                         112,072      1,178,363              0              0          1,290,435
                                                      ---------    -----------      ---------      ---------        -----------
Noninterest income:
   Gains on sale of securities
     available for sale .........................                       15,339                                           15,339
   Fees and service charges .....................                       58,940                                           58,940
   Other ........................................                       43,762        (36,000)                            7,762
                                                      ---------    -----------      ---------      ---------        -----------
Total noninterest income ........................             0        118,041        (36,000)             0             82,041
                                                      ---------    -----------      ---------      ---------        -----------
Noninterest expense:
   Compensation and employee benefits ...........       139,748        483,912                                          623,660
   Advertising ..................................                       20,991                                           20,991
   Occupancy ....................................                       31,667                                           31,667
   Federal deposit insurance premiums ...........                       21,967                                           21,967
   Professional fees ............................        26,861         50,217                                           77,078
   Data processing expense ......................                       11,741                                           11,741
   Other ........................................        56,716         65,665        (36,000)                           86,381
                                                     ----------     ----------       --------      ---------        -----------
Total noninterest expense .......................       223,325        686,160        (36,000)             0            873,485
                                                     ----------     ----------       --------      ---------        -----------
Earnings (loss) before income taxes .............      (111,253)       610,244              0              0            498,991

Income tax expense (benefit) ....................       (57,940)       240,011                                          182,071
                                                     ----------     ----------       ---------     ---------        -----------
Net earnings (loss) .............................       (53,313)       370,233              0              0            316,920
                                                     ----------     ----------       ---------     ---------       ------------
Segment assets ..................................     2,061,567     67,626,104              0              0         69,687,671
                                                     ----------     ----------       ---------     ---------        -----------


All of the income and expense amounts presented in the table above are with external customers, except as summarized below:

Included in interest income of the Holding Company and interest expense of the Bank is $36,603 of inter-segment income and expense for deposits held by the Holding Company at the Bank.

The other inter-segment revenue and expense is $36,000 included in with income at the Bank and other expense at the Holding Company. These inter-segment amounts relate to management services provided by the Bank on behalf of the Holding Company.

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

Financial Condition

The Company's total assets increased by $16,239,000, or 21.01%, from $77,287,000 at June 30, 1998 to $93,526,000 at March 31, 1999. The increase in the Company's assets reflected an increase in the level of Federal Home Loan Bank (FHLB) advances and deposits during the nine months ended March 31, 1999. These advances and deposits were used primarily to fund increased loan production and purchases of mortgage-backed securities during this nine month period.

Cash and cash equivalents increased by $1,077,000, or 53.61%, from $2,009,000 at June 30, 1998 to $3,086,000 at March 31, 1999. The increase in cash was a result of the timing between when funds are received through loan and mortgage-backed securities payments, deposits, and FHLB advances and when those funds are reinvested in loans and mortgage-backed securities. The Company attempts to maintain lower levels of cash and cash equivalents in order to enhance overall yield.


                                                           (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY


The Company's loans receivable, net, increased $4,498,000, or 15.51% during the nine months ended March 31, 1999. The increase in loans was a result of increased loan demand in the Company's market and includes 1-4 family residential mortgage loans and agricultural and commercial loans. The aggregate growth in the Company's loan portfolio combined with the increase in agricultural and commercial loans will increase the Company's credit risk exposure.

The Company's investment securities, including mortgage-backed securities designated available for sale increased 19.91% or $8,705,000 from $43,731,000 to $52,436,000 during the nine months ended March 31, 1999. The increase is primarily due to the use of funds provided by FHLB advances and increased deposits over the nine months ended March 31, 1999. The increase was partially offset be a decrease in the carrying value of the Company's investment securities, including mortgage-backed securities designated available for sale. The market value of the Company's investment securities, including mortgage-backed securities available for sale reflected a $211,000 before tax unrealized gain at June 30, 1998 and a $195,000 before tax unrealized loss at March 31, 1999. The Company is no longer designating any investment securities, including mortgage-backed securities, as held to maturity.

The Company's deposits increased by $3,468,000, or 7.21%, from $48,102,000 at June 30, 1998 to $51,570,000 at March 31, 1999. At March 31, 1999, the Company's
FHLB advances totaled $29,699,000, an increase of $13,499,000, or 83.33% from $16,200,000 at June 30, 1998. The advances were primarily utilized to fund increased loan production and purchase investment securities, including mortgage-backed securities. In order to fund loan growth and investment purchases and to leverage its capital, the Company continues to seek additional deposits through traditional deposit products and new deposit products, as well as increase utilization of FHLB advances. To this extent, in December 1998, the Company introduced checking to its product line. This product is intended to reduce the Company's overall cost of funds as well as attract new customers. Checking deposits totaled $809,000 at March 31, 1999.

Stockholders' equity declined by $2,949,000 or 24.70% from $11,938,000 at June 30, 1998 to $8,989,000 at March 31, 1999. The decrease is primarily due to the Company's stock repurchase programs, described elsewhere in this 10-QSB. As a result Treasury stock increased $2,976,000, or 102.35%, from $2,908,000 at June 30, 1998 to $5,885,000 at March 31, 1999. The use of interest earning funds to repurchase stock will decrease interest income in future periods.








                                                               (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY


Results of Operations

Net Earnings

Net earnings were $16,000 for the three months ended March 31, 1999, as compared to $112,000 for the three months ended March 31, 1998. This represented a decrease of $96,000, or 85.71%. The decrease in net earnings was primarily attributable to a $116,000, or 40.42% increase in noninterest expense. The increase in noninterest expense primarily includes increased compensation and employee benefits as a result of increased staff, increased office occupancy owing to the opening of a new bank facility, and other noninterest expense. Other increases in various noninterest expense items are also noted and are discussed in more detail in the Noninterest Expense section of this 10-QSB.

In addition, the decrease in net earnings was also due to decreased net interest income during the quarter due to the placement of a $378,000 loan on nonaccrual, and the resulting reversal of $36,000 in previously accrued interest. The decrease in net income during the quarter was also affected by a $14,000, or 40.00% decrease in noninterest income. The decrease in net income was partially offset by a $65,000, or 100.00% decrease in income tax expense.

Net earnings were $142,000 for the nine months ended March 31, 1999, as compared to $317,000 for the nine months ended March 31, 1998. This represented a decrease of $175,000, or 55.21%. The decrease in net earnings was primarily attributable to a $289,000, or 33.10% increase in noninterest expense owing primarily to a $101,000, or 16.19% increase in compensation and employee benefits. The increase in noninterest expense was also due to a $99,000 decrease in the carrying value of a limited partnership, a $36,000, or 41.86% increase in other expenses, and a $33,000, or 103.13% increase in occupancy expense. The limited partnership invests in equity securities of financial institutions. The value of the securities held by this limited partnership decreased as a result of equity market depreciation in the nine months ended March 31, 1999. Other increases in various noninterest expense items are also noted and are discussed in more detail in the Noninterest Expense section of this 10-QSB.

In addition, the decrease in net income was also affected by a $21,000, or 1.61% decrease in net interest income owing primarily to the reversal of accrued interest on the aforementioned problem loan, and a $25,000, or 178.57% increase in provision for loan losses. The decrease in net income was partially offset by a $43,000, or 52.44% increase in noninterest income including gains on the sale of securities of $38,000, and a $118,000, or 64.84% decrease in income tax expense.





                                                                (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY


Net Interest Income

Net interest income decreased by $31,000, or 6.98%, from $444,000 for the three months ended March 31, 1998 to $413,000 for the three months ended March 31, 1999. The decrease in net interest income was primarily due to the placement of a $378,000 agricultural loan on nonaccrual and the resulting reversal of $36,000 in previously accrued interest. In addition, the decrease in net interest income was also a result of a decrease in the Company's net interest spread, from 1.74% for the three months ended to March 31, 1998, to 1.45% for the three months ended March 31, 1999.

Net interest income decreased by $21,000, or 1.61%, from $1,304,000 for the nine months ended March 31, 1998 to $1,283,000 for the nine months ended March 31, 1999. The decrease is largely a result of the aforementioned placement of a large balance loan on nonaccrual. The decrease was also affected by a decrease in the Company's net interest spread, from 1.68% for the nine months ended to March 31, 1998, to 1.49% for the nine months ended March 31, 1999.

Interest Income

Interest income was $1,461,000 for the three months ended March 31, 1999, as compared to $1,202,000 for the three months ended March 31, 1998, representing an increase of $259,000, or 21.55%. The increase in interest income was primarily due to an increase in interest-earning assets as a result of the Company's growth. Average interest-earning assets increased $20,969,000, or 31.88% from $65,784,000 for the three months ended March 31, 1998, to $86,753,000 for the three months ended March 31, 1999. The increase in interest income was partially offset by a decrease in the overall yield on interest-earning assets. For the three months ended March 31, 1999, the yield on interest-earning assets was 6.74%, as compared to 7.31% for the three months ended March 31, 1998. The decrease in yield on interest-earning assets was due primarily to lower yields on the Company's loan and securities portfolios.

Interest income was $4,230,000 for the nine months ended March 31, 1999, as compared to $3,515,000 for the nine months ended March 31, 1998, representing an increase of $715,000, or 20.34%. The increase in interest income was primarily due to an increase in interest-earning assets as a result of the Company's growth. Average interest-earning assets increased $17,305,000, or 27.04% from $64,002,000 for the nine months ended March 31, 1998, to $81,307,000 for the nine months ended March 31, 1999. The increase in interest income was offset by a decrease in the overall yield on interest-earning assets. For the nine months ended March 31, 1999, the yield on interest-earning assets was 6.94%, as compared to 7.32% for the nine months ended March 31, 1998. The decrease in yield on interest-earning assets also was due primarily to lower yields on the Company's loan and securities portfolios.


                                                             (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY


Interest on loans receivable increased by $105,000, or 19.77%, to $636,000 for the three months ended March 31, 1999, as compared to $531,000 for the three months ended March 31, 1998. Such increase was due to a $8,469,000, or 34.11% increase in the average balance of loans receivable from $24,830,000 for the three months ended March 31, 1998 to $33,299,000 for the three months ended March 31, 1999. The increase in interest on loans receivable was offset by a decrease in the average yield on loans receivable from 8.55% for the three months ended March 31, 1998, to 7.64% for the three months ended March 31, 1999. The decrease in interest income on loans receivable during the quarter was substantially affected by the placement of the aforementioned large balance loan on nonaccrual and the resulting reversal of previously accrued interest.

Interest on loans receivable increased by $467,000, or 31.47%, to $1,951,000 for the nine months ended March 31, 1999, as compared to $1,484,000 for the nine months ended March 31, 1998. Such increase was due to a $9,177,000, or 39.89% increase in the average balance of loans receivable from $23,006,000 for the nine months ended March 31, 1998 to $32,183,000 for the nine months ended March 31, 1999. The increase in interest on loans receivable was offset by a decrease in the average yield on loans receivable from 8.60% for the nine months ended March 31, 1998, to 8.08% for the nine months ended March 31, 1999. The decrease in interest income on loans receivable was substantially affected by the placement of the aforementioned large balance loan on nonaccrual and the resulting reversal of previously accrued interest.

Interest income on mortgage-backed and related securities available for sale was $662,000 and $437,000 for the three months ended March 31, 1999 and 1998, respectively. The yield on the Company's mortgage-backed securities portfolio available for sale was 6.29% and 6.66% for the three months ended March 31, 1999 and 1998, respectively. A decrease in the yield on the mortgage-backed securities portfolio has occurred as a result of recent declines in mortgage rates. In January 1998, the Company redesignated all mortgage-backed and related securities as available for sale. As such, the Company reported no interest income on mortgage-backed and related securities held to maturity for the three or nine months ended March 31, 1999.

Interest income on mortgage-backed and related securities available for sale was $1,829,000 and $772,000 for the nine months ended March 31, 1999 and 1998, respectively. The yield on the Company's mortgage-backed securities portfolio available for sale was 6.27% and 6.90% for the nine months ended March 31, 1999 and 1998, respectively. A decrease in the yield on the mortgage-backed securities portfolio has occurred as a result of recent declines in mortgage rates.






                                                              (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY

Interest income on investment securities available for sale was $123,000 and $217,000 for the three months ended March 31, 1999 and 1998, respectively. The yield on the Company's investment securities portfolio available for sale was 6.08% and 6.48% for the three months ended March 31, 1999 and 1998, respectively. A decrease in the yield on the investment securities portfolio has occurred as a result of recent declines in interest rates. In January 1998, the Company redesignated all investment securities as available for sale. As such, the Company reported no interest income on investment securities held to maturity for the three or nine months ended March 31, 1999.

Interest income on investment securities available for sale was $325,000 and $438,000 for the nine months ended March 31, 1999 and 1998, respectively. The yield on the Company's investment securities portfolio available for sale was 5.94% and 6.82% for the three months ended March 31, 1999 and 1998, respectively. A decrease in the yield on the investment securities portfolio has occurred as a result of recent declines in interest rates.

Interest income on cash equivalents and other increased by $22,000, or 122.22% in comparison of the three months ended March 31, 1999 and 1998. Interest income on cash equivalents and other increased by $70,000, or 129.63% in comparison of the nine months ended March 31, 1999 and 1998. Cash equivalents and other includes dividends on FHLB stock. The increase in both periods reflects an increased investment in FHLB stock.

Interest Expense

Interest expense increased by $289,000, or 38.08%, from $759,000 for the three months ended March 31, 1998 to $1,048,000 for the three months ended March 31, 1999. The increase in interest expense resulted from a $20,177,000, or 272.51% increase in the average balance of FHLB advances from $7,404,000 for the three months ended March 31, 1998 to $27,581,000 for the three months ended March 31, 1999. The increase in interest expense was also impacted by a $4,660,000, or 9.90% increase in the average balance of deposits in comparison of the three months ended March 31, 1999 and 1998. The increase in interest expense was partially offset a decrease in the cost of funds from 5.57% to 5.29% for the three months ended March 31, 1998 and 1999, respectively. As noted previously in this 10-QSB, the Company recently began offering checking in order to lower its cost of funds. The Company has made substantial progress in developing this program, resulting in an average balance of $530,000 for the quarter ended March 31, 1999 at an average cost of 1.70%.








                                                                 (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY


Interest expense increased by $737,000, or 33.35%, from $2,210,000 for the nine months ended March 31, 1998 to $2,947,000 for the nine months ended March 31, 1999. The increase in interest expense resulted from a $16,656,000, or 260.62% increase in the average balance of FHLB advances from $6,391,000 for the nine months ended March 31, 1998 to $23,047,000 for the nine months ended March 31, 1999. The increase in interest expense was also impacted by a $3,213,000, or 7.01% increase in the average balance of deposits in comparison of the nine months ended March 31, 1999 and 1998. The increase in interest expense was also partially offset a decrease in the cost of funds from 5.64% to 5.45% for the nine months ended March 31, 1998 and 1999, respectively.

Provision for Loan Losses

The Company's provision for loan losses was $15,000 and $14,000 for the three months ended March 31, 1999 and 1998, respectively. For the nine months ended March 31, 1999 and 1998, the Company's provision for loan losses were $39,000 and $14,000, respectively. As noted, the Company has experienced growth in its loan portfolio. The provision was increased in response to loan growth, a change in the composition of the loan portfolio through increased agricultural and commercial loan originations, and inherent losses in the loan portfolio. As such, the Company has provided for losses. The level of this provision is dependent on loan growth, delinquencies, economic conditions, and other various factors used by management in the assessment of its loan portfolio and overall level of loan loss reserves.

At March 31, 1999 and June 30, 1998, the allowance for loan losses totaled $290,000 and $251,000, respectively. The Company's net loan charge-offs were $0 and $0 for the nine months ended March 31, 1999 and twelve months ended June 30, 1998, respectively. At March 31, 1999 and June 30, 1998, the allowance for loan losses represented 0.86% and 0.86% of loans receivable, respectively. Nonaccrual loans totaled $378,000 and $0 at March 31, 1999 and June 30, 1998, respectively. At March 31, 1999 and June 30, 1998, classified assets totaled $494,000 and $37,000, respectively.

Noninterest Income

Noninterest income decreased by $14,000, or 40.00% from $35,000 to $21,000 for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. The decrease was due to a decrease in gains on the sale of securities available for sale of $7,000, or 100.00% and a decrease in other income of $3,000, or 50.00%.

Noninterest income increased by $43,000, or 52.44% from $82,000 to $125,000 for the nine months ended March 31, 1999 as compared to the nine months ended March 31, 1998. The increase was due to an increase in fees and service charges of $18,000, or 30.51% and an increase in gains on the sale of securities available for sale of $23,000, or 153.33%.
                                                               (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY


Noninterest Expense

Noninterest expense increased by $116,000, or 40.42%, from $287,000 for the three months ended March 31, 1998 to $403,000 for the three months ended March 31, 1999. Noninterest expense increased by $289,000, or 33.10%, from $873,000 for the nine months ended March 31, 1998 to $1,162,000 for the nine months ended March 31, 1999.

As previously noted, these increases in noninterest expense are largely the cause of overall decreased earnings by the Company. The increase in noninterest expense is primarily due to (1) increased compensation and employee benefits as a result of staff additions, (2) increased occupancy costs owing to the Company's recent addition of a new bank building in Redwood Falls, Minnesota, and (3) increased other expenses, many of which management believes are one time expenses associated with the addition of the new bank building and implementation of new deposit products, including checking and debit card products. The increase in noninterest expense was also substantially affected by a decrease in the carrying value of an investment in a limited partnership, most notably in the six months ended December 31, 1998.

The increase in staff is primarily a result of the new bank building opened in Redwood Falls in January 1999. Prior to the start of this quarter, the Company employed 16 full time and 3 part time employees. Comparatively, on January 1, 1998, the Company employed 10 full time and 3 part time employees. The increase in staff was required to staff the new bank facility and to assist in developing and maintaining new deposit and loan products. As a result, compensation and employee benefits increased $40,000, or 18.69% in comparison of the three months ended March 31, 1999 and 1998. In comparison of the nine months ended March 31, 1999 and 1998, compensation and employee benefits increased $101,000, or 16.19%.

The increase in occupancy costs is also primarily a result of the new bank building opened in Redwood Falls in January 1999. As detailed in previous 10-QSB's and press releases, the Company expected the new building to have a substantial increase in occupancy expenses. As a result, occupancy costs increased $23,000, or 164.29% in comparison of the three months ended March 31, 1999 and 1998. In comparison of the nine months ended March 31, 1999 and 1998, occupancy costs increased $33,000, or 103.13%.









                                                                 (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY


The increase in other noninterest expenses is due to the new bank building opened in Redwood Falls in January 1999, new deposit products introduced by the Company over the previous four months and Year 2000 related expenses, included in the Company's Year 2000 budget as detailed elsewhere in this 10-QSB. The Bank began offering checking in December 1998 and debit cards, including an ATM machine in March 1999. These programs required substantive initial outlays which are not considered repetitive. The new bank building required provisions of substantial supplies and other outfittings not directly related to the physical building. Year 2000 compliancy costs totaled approximately $4,000 this quarter.

As a result, other noninterest expense increased $27,000, or 122.73% in comparison of the three months ended March 31, 1999 and 1998. In comparison of the nine months ended March 31, 1999 and 1998, other noninterest expense increased $36,000, or 41.86%. Although many of the aforementioned costs are not repetitive, the increasing complexity and size of the Company's operations will result in higher other expenses than has been recorded in previous periods.

During the three and nine months ended March 31, 1999, the Company wrote down the carrying value of its investment in a limited partnership by $13,000 and $99,000, respectively. The limited partnership invests in equity securities of financial institutions. The carrying value of the limited partnership decreased as a result of market depreciation.

The increase in noninterest expense was also affected by increases in advertising expense and data processing expense. For the three and nine months ended March 31, 1999, advertising expense increased $10,000, or 142.86%, and $12,000, or 57.14%. For the three and nine months ended March 31, 1999, data processing costs increased $1,000, or 25.00%, and $7,000, or 58.33%. Both increases are a result of the new bank building and additional deposit products. The Bank converted to an automated data processing system in October 1997 which overstates the percentage increase in comparison of the nine months ended March 31, 1999 and 1998.

Income Taxes

The Company's income taxes decreased by $65,000, or 100.00%, from $65,000 for the three months ended March 31, 1998, to less than $1,000 for the three months ended March 31, 1999. The change in income taxes was due primarily to a decrease in pre-tax earnings of $161,000, or 90.96% from $177,000 for the three months ended March 31, 1998 to $16,000 for the three months ended March 31, 1999. The Company's effective tax rate was 0.93% and 36.85% for the three months ended March 31, 1999 and 1998, respectively. The Company maintains a balance of tax exempt investments which decreases its effective tax rate.




                                                                (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY


The Company's income taxes decreased by $118,000, or 64.84%, from $182,000 for the nine months ended March 31, 1998, to $64,000 for the nine months ended March 31, 1999. The change in income taxes was due primarily to a decrease in pre-tax earnings of $293,000, or 58.72% from $499,000 for the nine months ended March 31, 1998 to $206,000 for the nine months ended March 31, 1999. The Company's effective tax rate was 31.10% and 36.49% for the nine months ended March 31, 1999 and 1998, respectively.


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


Liquidity and Capital Resources

The Company's primary sources of funds are deposits, FHLB advances and proceeds from maturing investment securities and principal and interest payments on loans and mortgage-backed and related securities. While maturities and scheduled amortization of mortgage-backed and related securities and loans are a predictable source of funds, deposit flows and mortgage prepayments are generally influenced by general interest rates, economic conditions, competition, and other factors. A substantial portion of the Company's deposits are funds from local government entities. At March 31, 1999, these deposits totaled $17,108,000. Government deposits are typically in larger amounts than traditional retail deposits and are bid more frequently and at higher interest rates than retail deposits. The Company has utilized government deposits for several years and has procedures for addressing these operational and liquidity concerns.




                                                              (Continued)

                     REDWOOD FINANCIAL, INC. AND SUBSIDIARY


The primary investing activities of the Company are the origination of loans and the purchase of investment and mortgage-backed and related securities. During the nine months ended March 31, 1999 and 1998, the Company's loan portfolio, net, increased $4,533,000 and $6,133,000, respectively. During the same periods, the Company purchased investment and mortgage-backed and related securities in the amounts of $22,956,000 and $9,919,000, respectively. The primary financing activity of the Company is the attraction of savings deposits and utilization of FHLB advances.

The Company has other sources of liquidity if there is a need for funds. The Bank has the ability to obtain additional advances from the Federal Home Loan Bank of Des Moines. During the nine months ended March 31, 1999 and 1998, the Bank utilized advances of $27,200,000 and $12,200,000, respectively. In addition, the Company's designation of all investments and mortgage-backed securities as available for sale is intended to increase liquidity and overall operational flexibility.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be changed at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings.
The required minimum ratio is currently 4.0%.

The Company's most liquid assets are cash and cash equivalents. In addition, the Company maintains a portfolio of readily marketable investment securities, including mortgage-backed and related securities which are designated available for sale. The levels of cash and investment securities, including mortgage-backed and related securities, are dependent on the Company's operating, financing, and investing activities during any given period. At March 31, 1999 and June 30, 1998, cash and cash equivalents totaled $3,086,000 and $2,009,000, respectively. Investment securities, including mortgage-backed and related securities designated available for sale totaled $52,436,000 and $43,731,000 at March 31, 1999 and June 30, 1998, respectively.

Since the conversion of the Association and the formation of the Company in 1995, the Company has regularly repurchased shares of its common stock through open market transactions in publically announced repurchase programs. These repurchase programs are intended to promote higher earnings per share and return on equity in future periods by reducing the level of capital. These repurchases have been completed with liquid resources, sales and maturities of investment securities available for sale, loan repayments, increases in deposits, and advances procured from the FHLB. Management believes the Company is adequately capitalized. As such, the Company believes that these repurchases have not in the past, nor should not in the future present substantial liquidity or capital concerns based upon current and anticipated economic considerations. Previous common stock repurchase programs should not be construed as indicative of future repurchase programs by the Company. The Company has no outstanding stock repurchase programs currently.
                                                                 (Continued)

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


Year 2000 Consideration

The Company's primary exposure is its automated data processing system which had been determined to be Year 2000 noncompliant. On August 4, 1998, the Company received its Year 2000 compliant release from its software vendor. Management has tested the release through both internal and external resources to ensure that the software properly addresses risks identified by the Federal Financial Institutions Examination Council and its data processing vendor. The Company has substantially completed its testing, although the Company expects to continue testing other related applications during 1999.

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

As part of its contingency planning, the Company has decided to increase its liquidity levels in late 1999 in order to ensure sufficient cash and other liquidity to offset a possible deposit outflow. Specifically, the Company intends to limit investment securities purchases during the last four months of calendar 1999 in order to increase cash reserves and cash resources to a range of $5.0 to $10.0 million. In addition, the Bank has the additional ability to obtain further advances from the FHLB. The Bank currently maintains a $1.0 million line of credit with the FHLB. Sales of loans and/or investment securities are also under consideration as a method for increasing liquidity. The implementation of these contingency plans will result in a decrease in overall profitability during this period and possibly subsequent periods.


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

                                    REDWOOD FINANCIAL, INC.
                                    Registrant


Date: April 29, 1999                /s/ Paul W. Pryor
      --------------                --------------------------------------------
                                    Paul W. Pryor, President and Chief Executive
                                    Officer (Duly Authorized Officer)

Date: April 29, 1999                /s/ Anthony H. Acker
      --------------                --------------------------------------------
                                    Anthony H. Acker, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)